Form 10-Q
period 1995-09-30
HEALTHCARE PROPERTIES L P
filed 1995-11-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


          (X)          QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1995

                                          OR

          ( )          TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          Commission file number:      0-17695


                             HealthCare Properties, L.P.
                (Exact name of Registrant as specified in its charter)


                   Delaware
                               62-1317327
          (State or other jurisdiction of
               (I.R.S. Employer
           incorporation or organization)
               Identification Number)


             14160 Dallas Parkway, Ste 300
                    Dallas,  Texas    75240         (Address  of  principal
          executive office)



                                   (214) 770-5600
                 (Registrant's telephone number, including area code)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for at least the past 90 days.  YES   x   NO

                                    PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                                      HEALTHCARE PROPERTIES, L.P.
                                        (A Limited Partnership)

                                            BALANCE SHEETS

                                                       September 30, 1995  December 31, 1994

                                                ASSETS

            Cash and cash equivalents                           $   7,870,912   $   5,606,274

            Accounts receivable, less allowance
              for doubtful accounts of $2,660,445
              and $1,934,335                                      261,311              567,244

            Prepaid Expenses and other                                 158,364         171,853

            Deferred charges, less accumulated
              amortization of $697,815 and
              $837,348                                          650,383           873,363

            Property and improvements, net                         25,621,003      33,696,257

              Total assets                                      $  34,561,973   $  40,914,991


                                  LIABILITIES AND PARTNERSHIP EQUITY

            Accounts payable and accrued
              expenses                                          $   1,570,364   $   3,106,407

            Operating facility accounts payable                        76,425          362,967


            Mortgage loans payable-in default                            2,068,539         6,590,221

            Mortgage loans payable                                 7,827,888       9,678,447

              Total liabilities                                           11,543,216          19,738,042

            Partnership equity - 4,172,457 and
              4,172,457 Partnership units
              outstanding                                         23,018,757      21,176,949

              Total liabilities and equity                      $ 34,561,973    $ 40,914,991






                                   See note to financial statements.



                                      HEALTHCARE PROPERTIES, L.P.
                                        (A Limited Partnership)

                                        STATEMENT OF OPERATIONS

                                             Three months ended            Three    months
            ended
                                             September 30, 1995            September   30,
            1994

            Revenues:
              Rental                             $  1,237,352                $  1,333,817
              Net patient services                    777,062                   1,748,076
                                                    2,014,414                   3,081,893


            Expenses:
              Facility operating expenses             867,094                   1,883,479
              Depreciation                            402,157                     475,917
              Lease default expenses                  112,419                      58,532
              Administrative and other                129,746                     268,333
              Bad debts                               697,016                     168,415
                                                    2,208,432                   2,854,676
                Income from operations               (194,018)                    227,217


            Other Income (expense):
              Gain on sale                            363,785                           0
              Settlement income                             0                     560,000
              Interest income                          52,618                      27,658
              Interest expense                       (267,539)                   (412,110)
              Amortization                            (38,572)                    (53,693)
                                                      110,292                     121,855

                  Net Income (Loss) before
                    extraordinary item                (83,726)                    349,072


            Extraordinary item-gain on
              extinguishment of debt                2,006,309                           0

                  Net Income                    $   1,922,583
            $    349,072

            NET INCOME PER UNIT                 $         .45                $        .08

            WEIGHTED AVERAGE
               NUMBER OF UNITS                      4,172,457                   4,172,457








                                   See note to financial statements.





                                      HEALTHCARE PROPERTIES, L.P.
                                        (A Limited Partnership)

                                        STATEMENT OF OPERATIONS

                                              Nine months ended            Nine     months
            ended
                                             September 30, 1995            September   30,
            1994
            Revenues:
              Rental                        $       3,893,335           $      3,957,889
              Net patient services                  3,027,937                  5,174,528
                                                    6,921,272                  9,132,417


            Expenses:
              Facility operating expenses           2,870,603                  5,412,160
              Depreciation                          1,351,858                  1,424,009
              Lease default expenses                  243,730                    171,125
              Administrative and other                857,971                    863,585
              Bad debts                             1,033,845                    505,244
                                                    6,358,007                  8,376,123
                Income from operations                563,265                    756,294


            Other Income (expense):
              Gain on sale                            363,785                          0
              Settlement income                             0                    560,000
              Interest income                         130,836                     74,327
              Interest expenses                    (1,087,453)                (1,233,459)
              Amortization                           (134,934)                  (153,167)
                                                     (727,766)                    (752,299)

                  Net Income (loss) before
                    extraordinary item               (164,501)                     3,995


            Extraordinary item-gain on
              extinguishment of debt                2,006,309                          0

                  Net income                    $   1,841,808               $       3,995

            NET INCOME PER UNIT                 $         .43               $           0

            WEIGHTED AVERAGE
               NUMBER OF UNITS                      4,172,457                   4,172,457









                                   See note to financial statements.






                                      HEALTHCARE PROPERTIES, L.P.
                                        (A Limited Partnership)

                              STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)


                                            Limited           General
                                            Partners          Partners            Total
            Allocation of Net Earnings
              (Loss)                               98%              2%              100%


            EQUITY (DEFICIT) at
              December 31, 1994         $  21,489,281     $  (312,332)    $  21,176,949

            Net Loss                          (99,686)         (2,034)         (101,720)

            EQUITY (DEFICIT) at
              March 31, 1995               21,389,595        (314,366)       21,075,229

            Net Income                         20,526             419            20,945

            EQUITY (DEFICIT) at
              June 30, 1995                21,410,121        (313,947)       21,096,174

            Net Income                      1,884,131          38,452         1,922,583

            EQUITY (DEFICIT) at
              September 30, 1995        $  23,294,252     $  (275,495)    $  23,018,757
























                                   See note to financial statements.




                                      HEALTHCARE PROPERTIES, L.P.
                                        (A Limited Partnership)

                                       STATEMENTS OF CASH FLOWS




                                                    Nine months ended   Nine months ended
                                                   September 30, 1995  September 30, 1994
            CASH FLOWS FROM OPERATING ACTIVITIES:
              Net Income                              $    1,841,808        $      3,995
              Adjustments to reconcile net income to
              net cash provided by operating activities:
                  Gain on extinguishment of debt          (2,006,309)                  0
                  Gain on sale                              (363,785)                  0
                  Bad debts                                1,033,845             505,244
                  Depreciation and amortization            1,486,792           1,577,176
                  Changes in assets and liabilities:
                    Accounts receivable                     (420,177)
            (669,040)
                    Prepaid expenses                          10,756              (1,317)
                    Deferred charges                               0            (142,445)
                    Accounts payable &
                      accrued expenses                      (357,041)            331,543

                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES               1,225,889           1,605,156

            CASH FLOWS FROM INVESTING ACTIVITIES:
              Proceeds on sale of property                 2,958,287             0
              Purchases of property and improvement             (760)           (366,102)
              Cash forfeiture on transfer of properties      (68,219)                  0
                        NET CASH PROVIDED (USED) IN
                        INVESTING ACTIVITIES               2,889,308            (366,102)


            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Payments on mortgage loans payable      (1,850,559)           (331,070)
                        NET CASH USED
                        FINANCING ACTIVITIES              (1,850,559)           (331,070)

            NET INCREASE IN CASH
            AND CASH EQUIVALENTS                           2,264,638             907,984

            CASH AND CASH EQUIVALENTS
              Beginning of Period                          5,606,274           4,230,611

            CASH AND CASH EQUIVALENTS
              End of Period                          $     7,870,912      $    5,138,595




                                   See note to financial statements.





                             HEALTHCARE PROPERTIES, L.P.
                               (A Limited Partnership)

                             NOTE TO FINANCIAL STATEMENTS
                         Nine months ended September 30, 1995
                                     (Unaudited)

          A.    ACCOUNTING POLICIES

                The accompanying  unaudited condensed financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1994.

          B. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

                Effective  July  1,   1993,  Capital  Realty  Group  Senior
          Housing, Inc. ("CRGSH") replaced Jacques-Miller, Inc. and Jacques and Associates, L.P. as the sole General Partner of the Registrant.

                Personnel working at the Property sites and certain home office personnel who perform services for the Registrant are employees as of February 1, 1995 of Capital Senior Living, Inc.
          (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Registrant reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Reimbursements and fees paid to the general partner and affiliates of the general partner are as follows:

                                    Nine months ended         Nine months ended
                                   September 30, 1995         September 30, 1994
          Salary and benefit reimbursements$    1,865,718         $ 3,077,516
          Administrative reimbursements           187,609             210,859
          Asset management fees                   530,518             542,402
          Property management fees                209,134             333,239
          General partner management fees          63,695              85,981
                                         $      2,856,674        $  4,249,997

          C.    VALUATION OF RENTAL PROPERTY

                During 1991 and the first half of 1992, the Registrant experienced defaults by the lessee/operators under eight of its property leases. The result of these numerous defaults is that many of the Registrant's leases have been restructured and a number continue to be in default. Specifically, Countryside, with a carrying value of $1,815,932 is in default on its mortgage payments, and Cambridge, with a carrying value of $1,845,672, is in default on its lease payments and its property taxes. The Foothills property, with a carrying value of $2,122,179, was deeded to the lender in lieu of foreclosure on July 19, 1995. Diablo/Tamarack, with a carrying value of $2,071,332, was deeded to the lender in lieu of foreclosure on August 1, 1995.

                As a result of the market conditions in the real estate industry and the historically unsatisfactory operating performance of certain of the rental properties, the carrying values of the Foothills, Countryside, and Diablo/Tamarack properties were written down $3,458,384 to the related non-recourse debt value on these properties at December 31, 1993. At December 31, 1994, the Partnership concluded that the carrying value exceeded estimated fair value on the Cambridge facility. As a result, the carrying value of the Cambridge facility was written down $2,185,381 to an estimated fair market value.
                The balance sheet of the Registrant as of September 30, 1995, shows total assets of $34,561,973, total liabilities of $11,543,216, and Registrant equity of $23,018,757.


          Item 2.   Management's  Discussion  and  Analysis  of   Financial
                    Condition and Results of Operations

          Liquidity and Capital Resources

                Registrant commenced an offering to the public on August 31, 1987, of depository units representing beneficial assignments of limited partnership interests ("Units"). On October 14, 1987, Registrant commenced operations, having previously accepted subscriptions for more than the specified minimum of 120,000 Units. As of August 30, 1989, the offering was closed except for Units for sale to existing investors under the terms of a distribution reinvestment plan. As of September 30, 1995, Registrant had sold Units aggregating approximately $43.4 million. Due to the suspension of the distribution reinvestment plan, Registrant does not anticipate any additional inflow of investment.

                As of September 30, 1995, the Registrant purchased eight nursing homes and four rehabilitation centers for a combined price of approximately $ 51.0 million. After completing these acquisitions, registrant's capital resources consisted of ownership interests in these facilities subject to mortgage debt in the aggregate amount of approximately $16 million which mortgage debt was secured by eight of its properties in amounts equal to 40% - 60% of Registrant's purchase price of the respective property. Most of these loans are non-recourse to Registrant. As of September 30, 1995, Registrant owns five nursing homes and four rehabilitation centers. Six of these properties have mortgage debt.

                Potential sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

                As of September 30, 1995, Registrant had cash and cash equivalents aggregating $7,870,912. The cash and cash equivalents will be used for working capital, negative cash flow, balloon notes due by the beginning of 1996, emergency reserves, and other restructuring requirements.

                Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. As a consequence of prior defaults, Registrant suspended cash distributions on July 1, 1991, pending successful resolution of the various problems within its portfolio. Due to the uncertainty of the timing and conditions under which the Liquidity Reserve (which was suspended in March of 1991) might be reactivated, on August 15, 1991, Registrant ceased accepting additional liquidation requests. As required by the Partnership Agreement for Limited Partners to be paid their portion for federal income taxes, a $250,000 cash distribution was made in June 1993. Future cash distributions will be dependent upon improved operational income and successful refinancing on certain Registrant mortgages. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

                 Discussion of Nine Months Ending September 30, 1995

                Rental revenues for the nine months ended September 30, 1995, decreased $64,554 from the comparable nine months ended September 30, 1994, due to the sale of Heritage Manor on July 5, 1995 and the termination of its corresponding rental revenues. Net patient services for the nine months ended September 30,

          1995, decreased $2,146,591 from the nine months ended September 30, 1994, due to the loss of operations on the Foothills facility to a court appointed receiver in December, 1994, and the loss of the Diablo/Tamarack facility on August 1, 1995. Interest income for the nine months ended September 30, 1995 increased $56,509 from the nine months ended September 30, 1994 primarily due to rising interest rates and increasing cash available for investment.

                In July 1995, the  Partnership incurred a $363,785  gain on sale of the Heritage Manor facility. In addition, during the third quarter of 1995, the Partnership incurred a $2,006,309 extraordinary gain on extinguishment of debt, comprising a $895,005 gain on the transfer of the Diablo/Tamarack facility and a $1,111,304 gain on the transfer of the Foothills facility. In July 1994, the Partnership received a $560,000 settlement from the prior operator of the Foothills and Countryside facilities.

                Facility operating expenses for the nine months ended September 30, 1995, decreased by $2,541,557 from the comparable 1994 period primarily due to the loss of operations of the Foothills facility and the Diablo/Tamarack facility. Depreciation for the nine months ended September 30, 1995, decreased $72,151 from the comparable 1994 period and is primarily due to the loss of the Foothills, Diablo/Tamarack, and Heritage Manor facilities. Lease default expense increased $72,605 for the nine months ended September 30, 1995 from the comparable 1994 period due to additional legal fees incurred on the Cambridge facility in bankruptcy. Administrative expenses, including fees to the General Partner, decreased $5,614 for the third quarter ended 1995 in comparison to the third quarter ended 1994. Bad debt expense for the nine months ended September 30, 1995 increased $528,601 from the comparable 1994 period primarily due to account receivable write-offs on the transfer of the Foothills facility and additional bad debt provision on Partnership advances to the Cambridge facility. Interest expense and amortization for the nine months ended September 30, 1995

          decreased  by  $146,006  and  $18,233,  respectively,  from   the
          comparable 1994 period, and is primarily due to the loss of the Foothills, Diablo/Tamarack, and Heritage Manor facilities.

                For the three months ended September 30, 1995 as compared with the three months ended September 30, 1994, the Partnership's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of third quarter 1995 operating expenses versus third quarter 1994 reflects the same variances as discussed above.

                Cash and cash equivalents as of September 30, 1995 increased $2,264,638 over the balance at December 31, 1994. Increased cash for the nine months ending September 30, 1995 in comparison to 1994 is primarily due to improved operating cash flow from discontinued operations of the Foothills, sale proceeds from the sale of the Heritage Manor facility and the asset acquisition of the Cedarbrook administration building in June 1994. Net accounts receivable of $261,311 at September 1995 reflected a decrease of $305,933 over 1994 year-end balances. The decreased accounts receivable balance at September 30, 1995 is primarily due to account receivable write-offs at the Foothills facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $1,822,585 at September 30, 1995, from December 31, 1994 and is primarily due to accrued interest and vacation expense write-offs on the transfer of the Diablo/Tamarack and Foothills facilities.

                The following is a brief discussion of the status of Registrant's properties:

                Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook facilities. Rebound, Inc. ("Rebound") leased the Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook properties pursuant to a master lease with the Registrant.

                Effective November  30, 1992,  the  Registrant and  Rebound
          reached an amended master lease agreement whereby Rebound agreed to resume increased rental payments to the Registrant, the terms of the lease were extended from five to nine years, Registrant gained a 10% ownership position in Rebound and substantial penalty provisions were placed on Rebound in the event of default. Additionally, Registrant forgave notes receivable from Rebound and received a promissory note for $1,900,000 payable over three years that was convertible on certain default conditions at the option of the Registrant to additional shares of Rebound. During the second quarter ended June 30, 1993, Relife, Inc. acquired Rebound resulting in payment of the $1,900,000 promissory note to the Registrant and sale of Rebound stock for $939,025 in cash. The master lease negotiated with Rebound was guaranteed by Relife, Inc. Due to low occupancy of the Sandybrook facility, it was temporarily closed in 1994 and at this time Registrant cannot determine when it might reopen. During 1994, Relife, Inc. was acquired by HealthSouth Rehabilitation Corporation. Rental payments in March and April 1995 were discontinued by the new ownership causing an interruption in the master lease. Registrant met with the new ownership and those payments were subsequently made in the second quarter of 1995.

                Two recourse loans, Cedarbrook and Cane Creek, are due in January 1996 in the aggregate amount of approximately $2,400,000.

                Countryside facility. Due to the poor overall financial performance of the Countryside facility and the need for additional working capital, Registrant informed the mortgage lender in April 1992 that all debt service payments were being suspended and that the respective mortgage obligations of the Registrant needed to be restructured. Capital has conducted negotiations concerning such debt restructuring; however, the possibility of restructuring the debt appears unlikely. The lender has filed suit in Michigan to appoint a receiver and foreclose on the property. Additionally, the lender has filed a claim against the Registrant for damages. The Registrant has answered and counterclaimed. In October 1995, Registrant entered into a conditional agreement of sale with a third party buyer. This buyer is currently conducting due diligence to determine whether to purchase the Countryside facility. Registrant is negotiating with the lender to settle the litigation and allow the sale.

                Foothills facility With regard to the Foothills note, the lender sold the note to a third party. During December 1994, the Registrant relinquished management of the Foothills facility to a court appointed receiver. On July 19, 1995, the Registrant transferred the property to the lender, pursuant to a deed in lieu of foreclosure. The documents for this transfer include a release of all potential liability to the Registrant.

                Diablo/Tamarack   facility         With   regard   to   the
          Diablo/Tamarack note, the lender sold the note to a third party. In November 1994, the new lender attempted to appoint a receiver. The Registrant successfully opposed the Motion and negotiated for a transition of this property which will not involve ongoing liability to the Registrant. On August 1, 1995, the facility was deeded to the lender in lieu of foreclosure and a release of all potential liability to Registrant was obtained.

                Cambridge facility The lessee of the Cambridge facility, Nursing Centers of America-Cambridge ("NCAC"), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease or the removal of NCAC from the direct operational control of the facility.

                On May 24, 1993, Capital reached an agreement with NCAC to repossess that facility pending emergence from bankruptcy court. It will be the responsibility of Capital, on behalf of the Registrant to file a bankruptcy plan to take this property out of the jurisdiction of the Bankruptcy Court. Also, Capital is currently negotiating with the State Medicaid payor to reduce the potential $1,400,000 liability on the Cambridge facility that the prior operator accrued due to over-payments of Medicaid billings to the facility. Based on certain interpretations of state regulations, the Registrant could become liable for approximately $1,400,000 in connection with the recovery of these Medicaid overpayments if the property is used to serve Medicaid patients in the future and a satisfactory resolution is not reached with the state of Massachusetts on this matter. NCAC has filed an adversary proceeding against the State of Massachusetts in the Bankruptcy Court seeking a readjustment of its rates due to under-reimbursement for the cost of worker compensation coverage for the years 1988 to 1993.

                Additionally, NCAC is currently in default under its lease requirements to maintain current payments on property taxes and water/sewer bills. The property taxes and water/sewer bills owed on the Cambridge facility are currently approximately $600,000 in arrears. Additionally, NCAC stopped paying its base monthly rental to the Registrant in December of 1992.

                Trinity Hills, McCurdy. and Hearthstone facilities The Registrant's other facility lessees are all current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that two of these lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills, at this time, is not generating sufficient cash flow to fund their lease obligations from property operations. However, the lessee continues to fund the deficit lease cash flow.

                Heritage Manor The Heritage Manor loan matured in May 1995 in the amount of $1,500,000, however the payment of the loan was made with the sale of the property on July 5, 1995. The sale price of the property was $3,075,000 and the partnership netted approximately $1,489,000 after payment of fees and mortgage balance.

                             PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                Registrant is engaged in litigation in an attempt to recover damages from defaulting lessees and their guarantors. Such actions involve claims against prior operators of the Diablo/Tamarack facility. In certain cases counterclaims against Registrant have been either threatened or filed. Registrant does not believe any materially adverse judgements are likely from these counter claims. In addition, Registrant is in litigation with the lender of the Countryside facility regarding non-payment of mortgage payments. Counterclaims by Registrant have been filed in this suit. The amount of any ultimate liabilities or recoveries from such litigation is indeterminate. Finally, Registrant is in litigation with the State of Massachusetts regarding certain worker's compensation claims. The result is indeterminate.

          Item 2.   Changes in Securities

                None.

          Item 3.   Defaults Upon Senior Securities

                None.

          Item 4.   Submission of Matters to a Vote of Security Holders

                None.

          Item 5.   Other Information

                None.

          Item 6.   Exhibits and Reports on Form 8-K


                None.

                                      SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



          HEALTHCARE PROPERTIES, L.P.

          By:   CAPITAL REALTY GROUP SENIOR HOUSING, INC.
                General Partner



          By:
                Keith Johannessen
                President

          Date:     November 14, 1995

                                      SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



          HEALTHCARE PROPERTIES, L.P.

          By:   CAPITAL REALTY GROUP SENIOR HOUSING, INC.
                General Partner



          By:   \s\ Keith Johannessen
                President


          Date:     November 14, 1995

             August 14, 1995

             Securities and Exchange Commission
             450 5th Street N.W.
             Judiciary Plaza
             Washington, D.C.  20549

             Re:   HealthCare Properties, L.P.
                   SEC File Number:  0-17695

             Madam or Sir/Madam:

             Enclosed please find the following documentation being filed on behalf of Healthcare Properties, L.P.:

                   1. One (1) manually executed copy of Form 10-Q for the quarter ended September 30, 1995; and

                   2. Seven (7) conformed copies of the Form 10-Q for the quarter ended September 30, 1995.

             Please acknowledge receipt of this filing by stamping and returning the enclosed copy of this letter in the self-addressed, stamped envelope provided. If there are any questions regarding this filing, please contact the undersigned.

             Very truly yours,



             Pamela Crace
             Investor Relations Director

             PJC:pb

             Enclosures