Form 10-K
period 1995-12-31
HEALTHCARE PROPERTIES L P
filed 1996-04-01
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-K


          [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended December 31, 1995, or

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from                            to

               Commission file number  0-17695.

                             HealthCare Properties, L.P.
                (Exact name of registrant as specified in its charter)

          DELAWARE                                         62-1317327
          State or other jurisdiction of     (I.R.S. Employer
                                             incorporation               or
          organization)                      Identification No.)

          14160 Dallas Parkway, Suite 300, Dallas, Texas    75240
          (Address of principal executive officers)        (Zip Code)

          Registrant's telephone number, including area code:
              (214) 770-5600

          Securities registered pursuant to Section 12(g) of the Act:

                                    Title of Class
                             Limited Partnership Interest

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The Registrant s outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

          Documents incorporated by reference.       None

                               Exhibit Index Page : 40

                                   TABLE OF CONTENTS



          PART I                                                  Page

          Item 1Business                                                  3

          Item 2Properties                                                5

          Item 3Legal Proceedings                                         6

          Item 4Submission of Matters to a Vote of Security Holders       8

          PART II

          Item 5 Market for Registrant's Limited Partnership Interests
                 and Related Security Holder Matters                      8

          Item 6Selected Financial Data                                   9

          Item  7   Management's  Discussion  and  Analysis   of  Financial
          Condition
                 and Results of Operations                               10

          Item 8Financial Statements and Supplementary Data              14

          Item 9Changes   in  and   Disagreements   with   Accountants   on
          Accounting                                                     14
                 and Financial Disclosure


          PART III

          Item 10Directors and Executive Officers of the Registrant      14

          Item 11Executive Compensation                                  17

          Item 12Security  Ownership  of  Certain  Beneficial   Owners  and
          Management                                                     17

          Item 13Certain Relationships and Related Transactions          18

          PART IV

          Item 14Exhibits,  Financial Statement  Schedules, and  Reports on
          Form 8-K                                                       38

          SIGNATURES                                                     40

                                        PART I

          Item 1.  Business

               HealthCare Properties, L.P. ("Registrant"), is a Delaware limited partnership formed in March 1987, for the purpose of acquiring, leasing and operating, and disposing of existing or newly constructed health care properties. The General Partner of Registrant is Capital Realty Group Senior Housing, Inc. ("Capital")

               Registrant was originally called Jacques-Miller Healthcare Properties, L.P., but changed its name to Healthcare Properties, L.P. as of July 1993.

               The offering of Registrant's limited partnership interests (the "Units") terminated on August 31, 1989, although some Units were sold to existing investors pursuant to Registrant's distribution reinvestment plan (the "Plan") until July of 1991 when the Plan was suspended. Registrant received gross proceeds from the offering of $43,373,269 and net proceeds of $38,748,791.

               All of the net proceeds of the offering were originally invested in 12 properties (the Properties ) or used for working capital reserves. Registrant originally partially financed acquisition of eight of its properties with non-recourse debt. Four properties were initially unleveraged. At December 31, 1995, five properties secure debt and four properties remain
          unleveraged.     See  Item   2.     "Properties"   and  Item   7.
           Management s Discussion and Analysis of Financial Condition  and
          Results  of   Operations   for  a  description   of  Registrant's
          properties and their history.

               As of December 31, 1995, Registrant had seven properties leased to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. Additionally, the lessee of an eighth facility, Cambridge, is involved in Chapter 11 bankruptcy proceedings. See Item 3, E. As a result of the operator's bankruptcy filing, the General Partner currently operates this property under authority from the Bankruptcy Court. Additionally, Registrant has a ninth property, Countryside, leased and operated by a wholly owned subsidiary of Registrant, Countryside Care, L.P. which operates the Countryside facility. Countryside, has been in default with the lender since 1992, see
          Item 3, D. Legal Proceedings. The Registrant also had one property, Foothills, leased by a wholly owned subsidiary of the Registrant through November 30, 1994. Effective December 1, 1994, Foothills had been operated and managed by an unaffiliated operator under receivership. On July 19, 1995, the Registrant transferred the Foothills property to its lender, pursuant to a deed in lieu of foreclosure. This transfer included a release of all potential liability to the Registrant. The Registrant also had one property, Diablo/Tamarack, leased by a wholly owned subsidiary of the Registrant, through July 31, 1995. Effective July 31, 1995, the Registrant transferred the property to its lender, pursuant to a deed in lieu of foreclosure. This transfer included a release of all potential liability to the Registrant. On July 5, 1995, the Registrant sold the Heritage Manor facility for $3,075,000 and the Registrant netted $1,458,287 after payment of fees and its mortgage balance.

               All  of Registrant's  triple  net leases  with  unaffiliated operators require operators to make necessary repairs and Registrant inspects or receives reports from each facility at least annually to insure that necessary repairs are made. With respect to Registrant s properties which are not leased, Registrant receives rental income from these properties net of all such expenses. Registrant is responsible for capital improvements and debt service payments under mortgage obligations secured by the properties.

               Both the income and expenses of operating the properties owned by Registrant are subject to factors outside the control of both Registrant and the operators of the facilities, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in taxes and regulations, including healthcare regulations and zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating health care properties because such properties are susceptible to the impact of economic and other conditions outside the control of Registrant.

               For  the   year  ended   December  31,   1995,  Registrant's
          Properties accounted for, in the aggregate, in excess of 99% of Registrant's gross revenues.

               Management's plans in regard to Registrant as a whole are to maintain its nondefaulted properties and hold them for long-term appreciation. For information on defaulted Properties, see Item
          3. Registrant may reinvest net sale or refinancing proceeds in additional health care properties to continue Registrant's existence. As noted above, as a result of defaults by a certain lessee of the Registrant, a subsidiary of the Registrant is operating one Property at December 31, 1995 and the General Partner is operating another Property under bankruptcy authority. See Item 6. "Selected Financial Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

               The terms of the transactions between Registrant and affiliates of the General Partner of Registrant are set forth in
          Item 13 below to which reference is hereby made for a description of such terms and transactions.

          Transaction with Capital

               In June 1993, the holders of Units ("Unit Holders") approved
          the  replacement   of  the  existing  general   partners  of  the
          Partnership, Jacques-Miller, Inc. ("JMI") and Jacques and Associates, L.P. ("JA"; JA and JMI collectively the "Prior General Partners"), with Capital as well as various amendments to the Partnership Agreement of the Partnership (the "Partnership Agreement").

               Under the Prior General Partners, the Registrant's original business focus involved purchasing and/or constructing health care facilities and leasing these facilities under long-term leases to third party lessee-operators. Under such long-term leases, the Registrant had no role in the actual operations of the facilities and primarily expected to receive rent with no other active involvement. Unfortunately, during 1991 and the first half of 1992, the Registrant experienced defaults by the lessee-operators under eight of its property leases.

               The result of these numerous defaults is that many of the Registrant's leases have been restructured and were subject to negotiations concerning further restructure. In certain cases, the Registrant has been unable to make all of its required mortgage debt payments. Additionally, the lessee-operator under one leased property, Cambridge, became the subject of proceedings under Chapter 11 of the United States Bankruptcy Code. As a result, the general business focus of the Registrant changed during 1992 and 1993 from that of an owner/lessor to one involving complex lease and mortgage restructurings and management of lease defaults and restructurings complicated by actual or threatened bankruptcy proceedings and related litigation, and the assumption of day-to-day operation of certain of the Registrant's facilities.

               Due to significant financial setbacks affecting the Prior General Partners and their limited resources and the increased demands on the management of the Registrant as a result of the above mentioned financial difficulties of certain lessee-operators of the Registrant's facilities and the resulting financial difficulties of the Registrant, the Prior General Partners determined that it would be in the best interest of the Registrant to find a substitute general partner with the interest and financial capability to manage the Registrant effectively. The Prior General Partners proposed Capital as the replacement general partner and the Unit Holders approved Capital in June 1993 as the replacement general partner.

          Tender Offer

               On November 1, 1993, Capital offered to purchase up to 80% (subsequently reduced to 40%) of the outstanding Units of the Registrant at a purchase price of $1.00 per unit. On December 3, 1993, the offer was closed with Capital purchasing approximately 9% of the Units (370,283 Units). See Item 12. Security Ownership of Certain Beneficial Owners and Management for information on the current ownership of Units by Capital and affiliates.

          Competition

               The real estate business is highly competitive. Registrant's properties are subject to competition from similar properties in the vicinity of each property. In addition, the health care industry segments in which Registrant's lessees participate are also subject to intense competitive pressures, which may impact such lessees' ability to generate sufficient revenues to fulfill their obligations to Registrant under their leases.

          Employees

               There were no employees of  Registrant at December 31, 1995.


          Regulatory Matters

               Federal, state and local government regulations govern fitness and adequacy, equipment, personnel and standards of medical care at a health care facility, as well as health and fire codes. Changes in the applicable regulations could adversely affect the operations of a property, which could also affect the financial results of Registrant. Risks of inadequate cost reimbursements from various government programs such as Medicaid and Medicare may also impact lessees' ability to fulfill their lease obligations to Registrant. Any impact from proposed health care legislation is not known at this time; however, such impact could adversely affect cost reimbursements from various government programs.

          Item 2.  Properties

               Registrant owns 9 properties at December 31, 1995 including five nursing homes and four rehabilitation centers purchased between October 1987 and October 1990. Four facilities were newly constructed when purchased. Five facilities are security for mortgage loans for amounts equal to approximately 40% to 65% of Registrant's purchase price paid for the facility. Three of these loans are non-recourse to Registrant while two loans are guaranteed by Registrant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

               The following table summarizes key information about each of Registrant's properties:

               HEALTHCARE PROPERTIES, L.P.
               PROPERTY SUMMARY

               CEDARBROOK     CANE CREEK     CRENSHAW CREEK SANDY BROOK


          Location       Nashville, TN  Martin, TN     Lancaster, SCM  t  .
          Dora, FL
          Type           Rehab          Rehab          Rehab        Rehab
          Date Purchasdsed              10/87          11/87        6/88
          9/88

          Purchase Price $3,955,000     $4,000,000     $3,900,000
          $4,200,000
          Original Mortgage
           Amount        $2,000,000     $2,200,000     $0           $0
          12/31/95 Mortgage
           Balance       $1,062,237     $987,966       $0
          Mortgage
           Maturity      Mar 31, 1996   Dec 1, 2001                 N/AN/A
          End of Lease Term             2001           2001         2001
          2001

                     COUNTRYSIDE   TRINITY HILLS       HEARTHSTONE MCCURDY

          Location S. Haven, MI  Ft.  Worth, TX  Round Rock, TX Evansville,
          IN
          Type      Nursing   Nursing   Nursing   Nursing
          Date
          Purchased 8/88      2/88      11/88     9/89

          Purchase
           Price    $3,350,000          $2,700,000           $3,625,000
          $7,100,000
          Original
           Mortgage
           Amount   $2,100,000     $0   $1,500,00      $4,700,000
          12/31/95
           Mortgage
           Balance  $2,068,539*    $0   $1,373,879     $4,282,980
          Mortgage
           Maturity 12/10/95  N/A       7/1/97    4/1/2012
          End of
           Lease Term     N/A           2000      2000              2001


                              CAMBRIDGE

          Location            Cambridge, MA
          Type                Nursing
          Date Purchased      9/90






          Purchase Price      $5,100,000
          Original Mortgage Amount       $0
          12/31/95 Mortgage Balance      $0
          Mortgage Maturity   N/A
          End of Lease Term   2002



          *  In default at December 31, 1995.

          Item 3.   Legal Proceedings

     A. On April 4, 1991, Registrant initiated the filing of an involuntary Chapter 7 bankruptcy proceeding against SentinelCare of California, Inc. ("SentinelCare"), the lessee of Registrant's Diablo/Tamarack facility. This action resulted in Registrant gaining operating control of the Diablo facility on April 29, 1991. During 1994, the Registrant received net settlement proceeds of $19,075 from the bankrupt estate of SentinelCare.

          In addition to the bankruptcy claims, claims and counterclaims have been filed by and against Registrant, SentinelCare and their affiliates in a separate consolidated lawsuit in Virginia. The lawsuit brought by SentinelCare against Registrant was dismissed with prejudice on July 28, 1992. On January 21, 1992 Registrant won a judgment against Mr. Barry Lieberman (a guarantor of SentinelCare's lease) in connection with his guaranties and is currently pursuing efforts to collect on that judgment in the Connecticut courts.

     B. During May 1995, the Heritage Manor loan matured. However, on July 5, 1995, payment on the loan balance of $1,500,000 was made upon the sale of the property. The sale price of the property was $3,075,000 and the partnership netted $1,458,287 after payment of fees and mortgage balance.

     C. With regards to the Diablo/Tamarack facility, the lender sold the note to a third party. In November 1994, the new lender attempted to appoint a receiver. The Registrant successfully opposed the Motion and negotiated for a transition of this property which will not involve ongoing liability to the Registrant. On July 31, 1995, the facility was deeded to the lender in lieu of foreclosure and a release of all potential liability to Registrant was obtained.

     D. With regards to the Countryside facility, due to the poor overall financial performance of the facility and the need for additional working capital, the prior General Partner informed the mortgage lender in April 1992 that all debt service payments were being suspended and that the respective mortgage obligations of the Registrant needed to be restructured. Capital has conducted negotiations concerning such debt restructuring; however, the possibility of restructuring the debt appears unlikely. The lender has filed suit in Michigan to appoint a receiver and foreclose on the property. Additionally, the lender has filed certain claims against the Registrant for damages. The Registrant has answered and counterclaimed. In October 1995, Registrant entered into a conditional agreement of sale with a third party buyer. Registrant is negotiating with the lender to settle the litigation and allow the sale and fully settle all outstanding litigation. The outcome of this negotiation and litigation is indeterminate at this time.

     E. In December 1991, Registrant initiated litigation in Massachusetts against NCA-Cambridge, Inc. (NCAC) and Richard Wolfe (NCAC's operator/lessee and a guarantor of NCAC's lease obligations to Registrant) in an attempt to enforce certain obligations of NCAC and Wolfe under the terms of NCAC's lease of Registrant's Cambridge facility. In February 1992, NCAC filed a voluntary Chapter 11 proceeding in the Southern District of Florida. Registrant subsequently learned that in addition to NCAC's default under certain terms of its lease, the State of Massachusetts asserted claims against NCAC regarding prior
          Massachusetts Medicaid payments made to NCAC for fiscal years 1988 through 1991. The Massachusetts claims are against NCAC and not against Registrant; however, Massachusetts has regulations requiring successor operators of a facility to indemnify the state for its losses suffered in connection with a prior operator of the same facility. It was therefore possible that Registrant could have been subject to such liability based on certain interpretations of state regulations. As a result, the Registrant could have become liable for approximately $1,400,000 in connection with the recovery of Medicaid overpayments. Additionally, property taxes were owed to the City of Cambridge in an amount in excess of $600,000. On May 24, 1993, Registrant reached an agreement with the bankrupt operator of the Cambridge facility to repossess that facility pending emergence from Bankruptcy Court. It will be the responsibility of Registrant to file a bankruptcy plan to take this property out of the jurisdiction of the bankruptcy Court. In December 1995, Registrant reached a settlement with the State of Massachusetts and the City of Cambridge with regard to the outstanding issues facing the Cambridge facility. This settlement has been approved by the United States Bankruptcy Court in Florida. The settlement eliminated the Registrant s exposure in connection with the $1,400,000 Medicaid overpayments and allowed the Registrant to advance $590,000 to NCAC for payment of property taxes. At this time, the Registrant is preparing documentation to bring the facility out of bankruptcy. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


          Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Security Holder Matters

               At March 15, 1996, there were 2,762 Unit Holders of record in Registrant owning an aggregate of 4,172,457 Units. There is no public market for these Units and the General Partner does not currently plan to list the Units on a national exchange or automated quotation system. Registrant has had a liquidity reserve feature which, under certain circumstances, permitted Unit Holders to liquidate their Units. Due to inadequate liquidity of Registrant and the adverse impact on Unit values caused by defaults of certain of Registrant's lessees, the General Partner suspended all redemptions pursuant to the liquidity reserve in March of 1991. Due to the valuation formula required to be used by Registrant in any such redemptions, it is unlikely that the General Partner will be able to reinstate the liquidity feature in the foreseeable future.

               Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Unit Holders to transfer their Units. In all cases, the General Partner must consent in writing to any substitution of an Unit Holder. The Revenue Act of 1987 contains provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has established a policy of imposing limited restrictions on the transferability of the Unit in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit Registrant to lessen the scope of the restrictions.

               Cash distributions of $2,020,538  were made during the first two quarters of 1991, after which the Prior General Partners suspended all cash distributions until defaults of certain of Registrant's lessees could be satisfactorily resolved and
          Registrant's cash working capital balances satisfactorily strengthened. As a result of suspending cash distributions Registrant was able to maintain normal balances of trade accounts payable despite a severe reduction in rental revenues from defaulting lessees. In 1993, Capital, as the new General Partner, distributed $250,000 due to an increase in cash and taxable income from the Rebound restructure described on page 12. The ability of Registrant to resume any further regular distributions of Operating Cash Flow is dependent upon improving operational performance of assets operated by Registrant and increased collection of rental revenues from properties leased to third party operators. In addition, concerning two loans of the Registrant which became due in January 1996; one loan was extended to March 31, 1996 and the lender of the other loan agreed to extend the loan to December 1, 2001, pending completion of final paperwork. See Item 2. If negotiations for refinancing the March 31, 1996 loan are unsuccessful, cash reserves of the Registrant may be required to pay this maturing debt obligation. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          Item 6.   Selected Financial Data

                             HEALTHCARE PROPERTIES, L.P.
                           (A Delaware Limited Partnership)

                     December 31, 1995, 1994, 1993, 1992 and 1991
                    (not covered by Independent Auditors' Report)

                                Year Ended December 31


                       1995       1994       1993      1992       1991

      Total

      Assets         $33,81
                      2,286      $40,9
                                 14,99
                                     1      $43,3
                                            75,92
                                                4     $45,9
                                                      79,77
                                                          4      $46,6
                                                                 30,79
                                                                     0


      Mortgage
      Debt           $9,775
                       ,601      $16,2
                                 68,66
                                     8      $16,7
                                            13,02
                                                0     $17,3
                                                      67,46
                                                          1      $18,1
                                                                 83,28
                                                                     6


      Total
      Revenue
      from



      Operations     $8,419
                       ,024      $12,5
                                 74,48
                                     1      $14,0
                                            24,31
                                                1     $9,77
                                                      3,866      $6,35
                                                                 0,055



      Weighted
      Average

       Number of
      Units          4,172,
                        457      4,172
                                  ,457      4,172
                                             ,457     4,172
                                                       ,457      4,160
                                                                  ,692



      Net Income
      (Loss)

        Loss
      Before


      Extraordin
      ary Item       $(2,35
                     4,181)      $(3,0
                                 35,45
                                    9)      $(2,3
                                            95,48
                                               6)     $(598
                                                      ,318)      $(1,3
                                                                 00,66
                                                                    2)






      Extraordin
      ary Gain       $3,604
                     ,514         $0         $0        $0         $0


         Net
      Income
      (Loss)         $1,250
                     ,333        $(3,0
                                 35,45
                                    9)      $(2,3
                                            95,48
                                               6)
                                                      $(598
                                                      ,318)      $(1,3
                                                                 00,66
                                                                    2)



      Net Income
      (Loss) Per
        Unit






          Loss
      Before


      Extraordin
      ary Item




                     $(0.56
                          )

                                 $(0.7
                                    1)

                                            $(0.5
                                               6)

                                                      $(0.1
                                                         4)

                                                                 $(0.3
                                                                    1)







      Extraordin
      ary Gain       $0.79        $0         $0        $0         $0


          Net
      Income
      (Loss)         $0.23       $(0.7
                                    1)      $(0.5
                                               6)     $(0.1
                                                         4)      $(0.3
                                                                    1)



      Net Income
      (Loss)

         Tax         $(1,69
                     2,342)      $(393
                                 ,245)      $1,71
                                            0,132     $(648
                                                      ,013)      $(1,1
                                                                 01,41
                                                                    3)


         Per
      Unit           $(.41)      $(.09
                                     )       $.41     $(0.1
                                                         5)      $(0.2
                                                                  6)


      Cash
      Distributi
      ons
                       $0         $0        $250,
                                              000      $0        $2,02
                                                                0,538



        Per Unit
                       $0         $0         $.06      $0       $0.48



          The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3. Property and Improvements to Consolidated Financial Statement for discussion of property dispositions.

          Item 7.   Management's  Discussion  and  Analysis   of  Financial
          Condition and Results of Operations

            1995 Compared to 1994 and 1993

               Registrant ended 1995 with cash and cash equivalents of $7,606,857 as compared with $5,606,274 at December 31, 1994.
          Cash and cash equivalents primarily increased in 1995 due to the sale proceeds from the Heritage Manor facility of $1,458,287 which is net of the payment of its mortgage balance of $1,500,000 and fees. Cash and cash equivalents increased in 1994 due to:
          (1) increased cash flow resulting from operations; and (2) the receipt of $560,000 in settlement claims. The overall 1994 increase in cash and cash equivalents was offset by an approximate $449,000 increase in purchase of property and improvements.

               Accounts  receivable at December 31, 1995 were approximately
          $210,000 as compared to $567,000 at December 31, 1994. This decrease is primarily from uncollectible accounts receivable resulting from the transfer of the Foothills facility. Accounts payable and accrued expenses for 1995 were approximately $1,526,000 at December 31, 1995, as compared to $3,106,000 at
          December 31, 1994. This decrease resulted largely from the reduction of accrued interest and property taxes on the transfer of the Foothills and Diablo/Tamarack facilities to the noteholders in lieu of foreclosure on July 19 and 31,
          respectively.      Operating   facility   accounts   payable   of
          approximately $83,000 at December 31, 1995, and $363,000 at December 31, 1994, related to the Diablo/Tamarack, Countryside and Foothills facilities. Corresponding decreases from December 31, 1994 to 1995 in property and improvements, deferred charges, operating facility accounts payable and mortgage loans primarily relates to the sale of Heritage Manor and the transfer of the Diablo/Tamarack and Foothills properties.

               Rental revenues were approximately $5,100,000 in 1995 compared to approximately $5,297,000 in 1994, and approximately $5,347,000 in 1993. The decrease of rental revenues from 1994 to 1995 is due to the termination of lease revenue from Heritage Manor upon its sale on July 5, 1995. Rental revenues were relatively unchanged in 1994 as compared to 1993.

               Patient revenues  of approximately $3,269,000  for the  year ended December 31, 1995, approximately $6,699,000 for the year ended December 31, 1994, and approximately $6,238,000 for the year ended December 31, 1993, related to the operations at the
          Countryside, Diablo/Tamarack, and Foothills facilities. The decrease in patient revenues for 1995 as compared to 1994 resulted from the aforementioned transfers of the Diablo/Tamarack and Foothills facilities in 1995. Patient revenues increased from 1993 to 1994 resulting from increased rental rates from private and third party payors.

               During 1995, the net loss on sale/transfer of approximately $1,237,000 and extraordinary gain of approximately $3,605,000 resulted from the sale of Heritage Manor and transfer of the Diablo/Tamarack and Foothills facilities.

               During 1994, other income of $579,075 primarily resulted from the collection of $560,000 in legal claims from the former operator of the Foothills and Countryside facilities.

               During 1993, income of $1,900,000 resulted from the collection of previously unrecorded promissory note receivable from Relife, Inc. and a $539,025 gain recognized from the sale of Rebound, Inc. stock.

               Facility operating expenses were approximately $3,238,000 in 1995 compared to approximately $6,597,000 in 1994, and approximately $6,151,000 in 1993. The decrease in facility operating expenses in 1995, compared to 1994, resulted from the transfer of the Foothills and Diablo/Tamarack facilities on July 19 and 31, respectively. The increase in facility operating expenses in 1994, compared to 1993, resulted from additional therapies, ancillary, laundry and travel costs.

               Depreciation was approximately $1,722,000 for 1995, $1,912,000 for 1994, and $1,952,000 for 1993. Depreciation
          decreased in 1995 due to the above mentioned sale and transfer of properties and was relatively unchanged for the years ended 1994 and 1993, respectively.

               Fees to affiliates were approximately $1,279,000, $1,582,000, and $1,668,000 for the years ended 1995, 1994, and
          1993, respectively. The decrease of fees to affiliates in 1995 from 1994 resulted from decreased management fees upon transfer of the Diablo/Tamarack and Foothills facilities. Fees to affiliates were relatively unchanged from 1994 compared to 1993.


               Lease default expenses  of approximately $286,000, $453,000,
          and  $399,000  for   the  years  ended  1995,   1994,  and  1993,
          respectively, decreased in 1995 due to the resolution of the Diablo/Tamarack and Foothills lease defaults increased in 1994 due to additional real estate tax accruals on the Cambridge facility.

               Administrative   and   other  expenses   were  approximately
          $115,000, $222,000, and $284,000 for the years ended 1995,  1994, and 1993, respectively. Administrative and other expenses decreased from 1994 to 1995 due to decreased professional fees, rent and travel expenses. Administrative and other expenses were relatively unchanged for 1994 compared to 1993.

               Bad debt expense was approximately $1,586,000, $920,000, and $786,000 for the years ended 1995, 1994, and 1993, respectively. Bad debt expense increased in 1995, compared to 1994, primarily due to bad debt allowance provided on advances made to the NCAC to pay property taxes on the Cambridge facility and increased in 1994, compared to 1993, due to the uncertainty of rent collections from the operation of the Cambridge and Foothills facilities.

               Interest income was approximately $186,000, $103,000, and $151,000 for the years ended 1995, 1994, and 1993, respectively. Interest income increased in 1995 from 1994 due to additional interest earned on net proceeds received upon the sale of Heritage Manor and decreased from 1993 to 1994 due to declining interest rates.

               Amortization was approximately $171,000, $196,000, and $212,000 for the years ended 1995, 1994, and 1993, respectively. Amortization decreased in 1995 and 1994, compared to the prior year, primarily due to fully amortized deferred costs for the Diablo/Tamarack, Countryside, and Foothills facilities.

               Interest expense was approximately $1,325,000, $1,646,000, and $1,660,000 for the years ended 1995, 1994, and 1993, respectively. Interest expense decreased in 1995 from 1994 due to the repayment of the mortgage upon the sale of Heritage Manor and the transfer of the Diablo/Tamarack and Foothills mortgages, and decreased in 1994 from 1993 due to adjustments in certain floating rate mortgage obligations.

               The Registrant also owns the Cambridge facility on which management has concluded the carrying value exceeded estimated fair value. As a result, in the fourth quarter of 1994, this property which had been carried at $4,185,381 was written down to the appraised value of $2,000,000.

               In 1993, management concluded that the carrying value of three properties, Foothills, Countryside and Diablo/Tamarack exceeded estimated fair value. These properties each secured nonrecourse debt, the outstanding balances of which management also believed exceeded their respective estimated fair values. As a result, in the fourth quarter of 1993, these properties, which had been carried at $10,048,605, were written down to their respective nonrecourse debt values which aggregated $6,590,221.

               Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-
          Lived Assets to be Disposed Of ( FAS 121 ) became effective for financial statements for fiscal years beginning after December 15, 1995. The Registrant will adopt FAS 121 in the first quarter of 1996. The estimated impact to the Registrant in adopting FAS 121 is immaterial.

               As of December 31, 1995, the Foothills and Diablo/Tamarack facilities were transferred to the lender, pursuant to a deed in lieu of foreclosure.

               See Item 1. "Business", for more detailed information concerning Registrant's operations during 1995.

               This   item  should   be  read   in  conjunction   with  the
          consolidated financial statements and other items contained elsewhere in this report.

          Liquidity and Capital Resources

               Registrant raised gross proceeds from the offering of over $43,300,000 and purchased twelve properties. In July of 1991, Registrant suspended its distribution/reinvestment program (DRIP) as a result of the adverse impact on Unit value caused by defaults of certain of Registrant's lessees. Registrant consequently does not anticipate additional capital investments by Unit Holders. Sources for Registrant's liquidity include rental revenues from lessees of certain of Registrant's properties, operational income from properties operated by subsidiaries of Registrant, potential proceeds from mortgage financing on one or more of Registrant's four unleveraged properties, or potential sale proceeds from any of Registrant's nine properties. For 1996, the Registrant anticipates sufficient cash flow to meet debt service requirements, including the payoff of debt maturing at March 31, 1996 if terms are not extended, and cover all other operational expenses. For further information, see discussion below on each individual property as well as Item 5, Market for Registrant's Common Equity and Related Security Holder Matters.

          Operations of the Registrant's Properties

               Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook facilities. Rebound, Inc. ("Rebound") leased the Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook properties pursuant to a master lease with the Registrant.

               Effective November 30, 1992, the Registrant and Rebound reached an amended master lease agreement whereby Rebound agreed to resume increased rental payments to the Registrant, the terms of the lease were extended from five to nine years, Registrant gained a 10% ownership position in Rebound and substantial penalty provisions were placed on Rebound in the event of default. Additionally, Registrant forgave notes receivable from Rebound and received a promissory note for $1,900,000 payable over three years that was convertible on certain default conditions at the option of the Registrant to additional shares of Rebound. During the second quarter ended June 30, 1993, Relife, Inc. acquired Rebound resulting in payment of the $1,900,000 promissory note to the Registrant and sale of Rebound stock for $939,025 in cash. The master lease negotiated with Rebound will continue uninterrupted, but will be guaranteed by Relife, Inc. Due to low occupancy of the Sandybrook facility, it was temporarily closed in 1994 and at this time Registrant cannot determine when it might reopen. During 1994, Relife, Inc. was acquired by HealthSouth Rehabilitation Corporation. Rental payments in March and April 1995 were discontinued by the new ownership causing an interruption in the master lease.
          Registrant met with the new ownership and those payments were subsequently made in the second quarter of 1995. Subsequent to that time period, all payments have been made on a timely basis.

               Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. The Cedarbrook note was extended through March 31, 1996. The lender of the Cane Creek note agreed to extend the loan to December 1, 2001, pending completion of final paperwork. Registrant is currently negotiating with the lender to further extend the Cedarbrook loan.

               Foothills facility. The lender sold the note to a third party. During December 1994, the Registrant was ordered to turn over management of the Foothills facility to a court appointed receiver. On July 19, 1995, the Registrant transferred the property to the lender, pursuant to a deed in lieu of foreclosure. The documents for this transfer include a release of all potential liability to the Registrant.

               Countryside facility. Due to the poor overall financial performance of the Countryside, Diablo/Tamarack and Foothills facilities and their need for additional working capital,
          Registrant informed the mortgage lender for this facility in April 1992 that all debt service payments were being suspended and that the mortgage obligations of the Registrant needed to be restructured. Capital has conducted negotiations concerning such debt restructuring; however, the possibility of restructuring the debt appears unlikely. The lender has filed suit in Michigan to appoint a receiver and foreclose on the property. Additionally, the lender has filed claims against the Registrant for damages. In October 1995, Registrant entered into a conditional agreement of sale with a third party buyer. Registrant is negotiating with the lender to settle the litigation and allow the sale. If the lender refuses to settle, Registrant is prepared to vigorously defend itself against the claims of the lender.

               Diablo/Tamarack   facility          With   regard   to   the
          Diablo/Tamarack note, the lender sold the note to a third party. In November 1994, the new lender attempted to appoint a receiver. The Registrant successfully opposed the Motion and negotiated for a transition of this property which will not involve ongoing liability to the Registrant. On July 31, 1995, the facility was deeded to the lender in lieu of foreclosure and a release of all potential liability to Registrant was obtained.

               Cambridge facility The lessee of the Cambridge facility, Nursing Centers of America-Cambridge ("NCAC"), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease or the removal of NCAC from the direct operational control of the facility. See Item 3, E.

               Based on certain interpretations of state regulations, the Registrant could have become liable for approximately $1,400,000 in connection with the recovery of prior Medicaid overpayments. Additionally, property taxes were owed to the City of Cambridge. On May 24, 1993, Registrant reached an agreement with the bankrupt operator of the Cambridge facility to repossess that facility pending emergence from Bankruptcy Court. It will be the responsibility of Registrant to file a bankruptcy plan to take this property out of the jurisdiction of the bankruptcy Court. In December 1995, Registrant reached a settlement with the State of Massachusetts and the City of Cambridge with regard to the outstanding issues facing the Cambridge facility. This settlement was approved by the United States Bankruptcy Court in Florida in the fourth quarter of 1995. At this time, the Registrant is preparing documentation to bring the facility out of bankruptcy.

               Heritage Manor facility. The Heritage Manor loan matured in May 1995 in the amount of $1,500,000, however, the payment of the loan was made with proceeds from the sale of the property on July 5, 1995. The sale price of the property was $3,075,000 and the partnership netted $1,458,287 after payment of fees and mortgage balance.

               Trinity Hills, McCurdy. and Hearthstone facilities The Registrant's other facility lessees are all current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that two of these lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee continues to fund the deficit lease cash flow.

          Impact of Inflation

               To offset some potential adverse effect of inflation, Registrant has required each of its unaffiliated tenants to execute "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. Such leases generally require additional participating rent payments based on certain increases in the lessee's collected revenues. To the extent that Registrant undertakes to operate certain facilities through wholly-owned subsidiaries, those subsidiaries, and ultimately Registrant, will be directly exposed to the inflationary pressures on health care industry operating costs.

          Item 8.   Financial Statements and Supplementary Data

          HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
          (A Limited Partnership)

          Consolidated Financial Statements

          December 31, 1995, 1994 and 1993


          (With Independent Auditors' Report Thereon)



          INDEPENDENT AUDITORS' REPORT


          The Partners
          HealthCare Properties, L.P.:


          We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a limited partnership) as of December 31, 1995 and 1994, and the related consolidated statements of operations, partnership equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                           KPMG Peat Marwick LLP

          Dallas, Texas

          F    e    b    r    u    a    r    y    7    ,   1    9    9    6

                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                               (A Limited Partnership)

                             Consolidated Balance Sheets

                              December 31, 1995 and 1994



                             Assets                       1995       1994

           Cash and cash equivalents                   $
                                                       7,606,857  5,606,27
                                                                  4


           Accounts  receivable,  less  allowance  for
           doubtful accounts of
            of $3,489,937  in 1995 and $1,934,335  in
           1994 (note 9)                               210,409    567,244



           Prepaid expenses                            129,714    171,853

           Property and improvements,  net (notes 3, 4
           and 5)                                      25,251,255 33,696,2
                                                                  57


           Deferred    charges,    less    accumulated
           amortization of $734,146
            in 1995 and $837,348 in 1994 (note 7)
                                                       614,051
                                                                  873,363
                                                       $
                                                       33,812,286 40,914,9
                                                                  91

               Liabilities and Partnership Equity


           Accounts payable and accrued expenses (note
           4)                                          $
                                                       1,526,209  3,106,40
                                                                  7

           Operating facility accounts payable         83,194     362,967


           Mortgage loans  payable - in  default (note
           4)                                          2,068,539  6,590,22
                                                                  1

           Mortgage loans payable (note 4)
                                                       7,707,062  9,678,44
                                                                  7
                                                       11,385,004 19,738,0
                                                                  42


           Partnership equity (deficit):






             Limited partners (4,172,457 units)        22,449,617 21,489,2
                                                                  81
             General partners
                                                       (22,335)
                                                                  (312,-
                                                                  332)
                                                       22,427,282 21,176,9
                                                                  49


           Contingencies (notes 2, 3, 4 and 6)


                                                       $
                                                       33,812,286 40,914,9
                                                                  91

          See accompanying notes to consolidated financial statements.


                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                               (A Limited Partnership)

                        Consolidated Statements of Operations

                     Years ended December 31, 1995, 1994 and 1993

                                               1995       1994       1993
           Revenues (notes 5, 6 and 9):
            Net patient service             $
                                            3,268,800   6,698,751 6,237,907

            Rental                          5,100,085  5,296,655  5,347,379

            Recovery of note receivable                           1,900,000
            Gain on sale of investment
                                                                  539,025
            Other income
                                            50,139
                                                       579,075

                                            8,419,024  12,574,481 14,024,311
           Expenses:

            Facility operating expenses     3,238,004  6,597,068  6,150,899
            Depreciation                    1,721,605  1,911,876  1,951,854
            Fees to affiliates (note 7)     1,279,428  1,581,765  1,667,626
            Bad debts                       1,585,555  919,737    786,418
            Lease  default  expenses (note
           6)                               286,108    453,140    399,088


            Administrative and other           114,625
                                                       222,055
                                                                  283,760
                                            8,225,325  11,685,641 11,239,645
                   Income from operations      193,699
                                                       888,840    2,784,666

           Other income (expense):

            Interest income                 185,650    102,511    150,984
            Interest expense                (1,324,845
                                            )          (1,645,647
                                                       )          (1,660,471
                                                                  )
            Amortization                    (171,265)  (195,782)  (212,281)
            Loss    on   disposition    of
           operating
              properties, net (note 3)      (1,237,420
                                            )

            Loss   due  to   reduction  of
           carrying value of
              operating  properties   (note
           3)
                                                       (2,185,381
                                                       )          (3,458,384
                                                                  )

                                            (2,547,880
                                            )          (3,924,299
                                                       )          (5,180,152
                                                                  )






                   L o s s     b e f o r e
           extraordinary item               (2,354,181
                                            )          (3,035,459
                                                       )          (2,395,486
                                                                  )

           Extraordinary      gain       on
           disposition of
            operating properties (note 3)   3,604,514



                   Net income (loss)        $
                                            1,250,333  (3,035,459
                                                       )          (2,395,486
                                                                  )

           Allocation    of   net    income
           (loss):
            Limited partners                $
                                            960,336    (2,974,750
                                                       )          (2,347,576
                                                                  )
            General partners                   289,997
                                                       (60,709)
                                                                  (47,910)

                                            $
                                            1,250,333  (3,035,459
                                                       )          (2,395,486
                                                                  )
           Per unit:
            Loss before extraordinary item
                                              $(.56)
                                                           (.71)
                                                                      (.56)
            Extraordinary gain
                                                 .79


            Net income (loss)
                                              $ .23
                                                           (.71)
                                                                      (.56)

            Distributions
                                              $

                                                                       .06

           Weighted   average   number   of
           units                            4,172,457
                                                       4,172,457  4,172,457


          See accompanying notes to consolidated financial statements.





                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                               (A Limited Partnership)

                    Consolidated Statements of Partnership Equity

                     Years ended December 31, 1995, 1994 and 1993


                                            Limited
                                           Partners    General
                                                       Partners    Total

           Equity at December 31, 1992    $
                                          27,061,607  (203,713)  26,857,894



            Net loss                      (2,347,576
                                          )           (47,910)   (2,395,486
                                                                 )

            Distributions
                                          (250,000)

                                                                 (250,000)
           Equity at December 31, 1993    24,464,031  (251,623)  24,212,408


            Net loss
                                          (2,974,750
                                          )            (60,709)
                                                                 (3,035,459
                                                                 )
           Equity at December 31, 1994    21,489,281  (312,332)  21,176,949

            Net income
                                          960,336     289,997
                                                                 1,250,333
           Equity at December 31, 1995    $
                                          22,449,617   (22,335)  22,427,282



          See accompanying notes to consolidated financial statements.




                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                               (A Limited Partnership)
                        Consolidated Statements of Cash Flows
                     Years ended December 31, 1995, 1994 and 1993




                                                 1995      1994      1993
           Cash    flows    from    operating
           activities:
            Net income (loss)                 $
                                              1,250,33
                                              3         (3,035,4
                                                        59)       (2,395,4
                                                                  86)

            Adjustments   to  reconcile   net
           income (loss) to
              net cash  provided by operating
           activities:

               Depreciation and amortization  1,892,87
                                              0         2,107,65
                                                        8         2,164,13
                                                                  5
               Bad debts                      1,585,55
                                              5         919,737   786,418

               Loss    on    disposition   of
           operating properties,
                net                           1,237,42
                                              0

               Extraordinary      gain     on
           disposition of
                operating properties          (3,604,5
                                              14)

               Loss   due  to   reduction  of
           carrying value
                 of operating properties                2,185,38
                                                        1         3,458,38
                                                                  4

               Gain on sale of investment                         (539,025
                                                                  )
               Recovery of note receivable              _         (1,900,0
                                                                  00)
               Changes    in    assets    and
           liabilities, net of
                effects      of      property
           dispositions:
                 Accounts receivable          (1,228,7
                                              20)       (850,301
                                                        )         (811,229
                                                                  )
                 Prepaid expenses             39,406    (11,473)  (101,880
                                                                  )

                 Deferred charges                                 (491,030
                                                                  )
                 Accounts     payable     and
           accrued expenses
                                              (89,940)  1,018,87
                                                        8
                                                                  696,077
                     Net  cash  provided   by
           operating
                       activities             1,082,41
                                              0         2,334,42
                                                        1
                                                                  866,364







           Cash    flows    from    investing
           activities:
            Purchases    of   property    and
           improvements                       (760)     (514,406
                                                        )         (65,278)


            Proceeds from sale of property    2,958,28
                                              7

            Cash  forfeiture  on  disposition
           of property
              held in receivership            (67,969)


            Proceeds from sale of investment
                                                                  939,025
            Recovery of note receivable

                                                                  1,900,00
                                                                  0
                     Net  cash   provided  by
           (used in)
                       investing activities   2,889,55
                                              8         (514,406
                                                        )         2,773,74
                                                                  7


           Cash    flows    from    financing
           activities:

            Payments   on   mortgage    loans
           payable                            (1,971,3
                                              85)       (444,352
                                                        )         (654,441
                                                                  )
            Distributions     to      limited
           partners

                                                                  (250,000
                                                                  )
                     Net    cash    used   in
           financing activities               (1,971,3
                                              85)       (444,352
                                                        )         (904,441
                                                                  )

           Net  increase  in  cash  and  cash
           equivalents                        2,000,58
                                              3         1,375,66
                                                        3         2,735,67
                                                                  0

           Cash   and  cash   equivalents  at
           beginning of year
           Cash and cash  equivalents at  end
           of year                            5,606,27
                                              4
                                              $
                                              7,606,85
                                              7         4,230,61
                                                        1
                                                        5,606,27
                                                        4         1,494,94
                                                                  1

                                                                  4,230,61
                                                                  1

           Cash paid for interest             $
                                              850,747
                                                        981,346
                                                                  987,106

          See accompanying notes to consolidated financial statements.





          HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
          (A Limited Partnership)

          Notes to Consolidated Financial Statements

          December 31, 1995, 1994 and 1993
          (1)General
          HealthCare Properties, L.P., is a Delaware limited partnership which began operations on October 14, 1987, for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Effective February 1, 1995, Capital Senior Living, Inc., (CSL), an affiliate of Capital Realty Group Senior Housing, Inc. (CRG), became the managing agent for the Partnership replacing CRG, which had been managing agent since July 1, 1992. At the time CRG began managing the Partnership, several of the Partnership's properties were in distress due to defaults by lessees of the respective properties (see note 6).On June 9, 1993, a Consent Solicitation was circulated to the limited partners soliciting their consent to certain amendments to the Partnership Agreement. The results of this solicitation, which became effective July 1, 1993, were as follows: -CRG was admitted and substituted as the sole general partner of the Partnership. -The name of the Partnership was changed from Jacques-Miller HealthCare Properties, L.P. to HealthCare Properties, L.P.- Certain fee and compensation arrangements with the general partner were revised.

          -Certain restrictions on refinancing Partnership debt were removed. Retention of the Partnership's operating cash flow for the purpose of acquiring additional Partnership properties was permitted. -Restrictions on repurchasing limited partnership units by the Partnership were eliminated.
          Pursuant to a tender offer dated November 1, 1993, CRG acquired 372,199 limited partner units or approximately 9% of the Partnership's limited partner units, effective December 3, 1993. The consolidated financial statements as of and for the years ended December 31, 1995, 1994 and 1993 include the accounts of the Partnership and its wholly owned subsidiaries, Danville Care, Inc., Foothills, Inc. and Countryside, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

          At December 31, 1995, 1994 and 1993, the status of the
          Partnership's properties was as follows:





                                                    1995   1994  1993











               Operated   under   bankruptcy    and
               managed by CSL                       1     1     1












               Leased to unaffiliated  operators on
               a triple net basis                         8     8











               Operated  by  subsidiaries   of  the
               Partnership and     managed by CSL   1       2     3

               Operated    and    managed     under
               receivership by     an  unaffiliated
               operator                                     1





                                                    9     12    12
          During 1995, one of the Partnership's leased properties was sold to an unrelated third party and the deeds for two of the Partnership's operated properties were transferred to the noteholders in lieu of foreclosure (see note 3).(2)Summary of Significant Accounting Policies
          Property and improvements are stated at cost. The Partnership assesses market values of individual properties to determine whether events and circumstances warrant an adjustment to carrying values. These evaluations are based on internally-developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to fair value based on either the expected future cash flows, discounted at a rate which varies based on associated risk or an independent third-party appraisal. Notwithstanding the above, the carrying value of a property securing nonrecourse debt is not reduced below the respective debt balance except to the extent depreciation is provided subsequent to the writedown.Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using declining-balance and straight-line methods, as follows: buildings and improvements, 25 to 31 years; furniture, fixtures and equipment, 5 to 10 years.The financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries.
          No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1995, 1994 or 1993. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1995, 1994 or 1993.

          Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partners. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis (ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference, and (iv) thereafter, 80% to the limited partners and 20% to the general partners. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partners. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partners, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partners. During 1993, CRG allocated its general partner distribution to the limited partners. No distributions were made in 1995 or 1994.
          Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs are being amortized using the straight-line method over the lives of the related leases or mortgage loans.Net patient service revenue is reported at the estimated net realizable amounts due from residents, third-party payors, and others for service rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. Net patient service revenue consists of amounts earned at a one facility for the year ended December 31, 1995 and one facility from January 1, 1995 to July 31, 1995. Net patient service revenue consists of amounts earned at two facilities for the years ended December 31, 1994 and 1993 and one facility from January 1, 1993 through November 30, 1994. The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. Deductions to the allowance for doubtful accounts were $29,953, $32,426 and $-0-for 1995, 1994 and 1993, respectively.
          The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents. Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

          (3)Property and Improvements


            Property and improvements consist of:

                                                                     December 31
                                                                  1995         1994

                  Land                                        $
                                                              3,570,802      6,739,171


                  Buildings and improvements                  34,467,946    42,932,875
                  Furniture, fixtures and equipment             1,851,124
                                                                            2,244,646
                                                              39,889,872    51,916,692
                  Allowance  for reduction  in carrying value
                  of
                     operating properties                      (3,026,898)
                                                                            (5,643,765
                                                                            )
                                                              36,862,974    46,272,927

                  Less accumulated depreciation               11,611,719    12,576,670
                                                              $ 25,251,255  33,696,257

               The following property dispositions occurred during 1995:
                                       Net
                                     property
                                       and
                                    improvemen
                                        ts      Mortgage
                                                 loans
                                                payable     Other       Net
                                                                      proceeds   Net gain
                                                                                    on
                                                                                dispositi
                                                                                    on

                 Sale  of Heritage
                 Manor
                    on   July    5,
                 1995              $
                                   2,530,645   (1,500,00
                                               0)         63,857     (1,458,28
                                                                     7)         363,785




                 Deed  transferred
                 to
                    noteholder   in
                 lieu
                    o            f
                 foreclosure:
                     Foothills     2,122,178   (2,360,89
                                               5)         (872,587)             1,111,304


                 Diablo/Tamarack   2,071,334   (2,160,78
                                               7)         (802,552)

                                                                                892,005
                                   $
                                   6,724,157   (6,021,68
                                               2)         (1,611,28
                                                          2)         (1,458,28
                                                                     7)         2,367,094

                     "Other" consists primarily of accrued interest payable and deferred charges (prepaid loan fees).Effective December 1, 1994, the Foothills property was placed in receivership.  The deed to the property was subsequently transferred to the noteholder in lieu of foreclosure on July 19, 1995. The resulting net gain is comprised of (1) an ordinary loss of $914,435, representing the difference between the carrying value and the fair value of the property and, (2) an extraordinary gain of $2,025,739 representing the difference between the fair value of the
          property, and the mortgage loan payable including accrued
          interest payable.      The deed to the Diablo/Tamarack property
          was transferred to the noteholder in lieu of foreclosure on July
          31, 1995. The resulting net gain is comprised of (1) an ordinary loss of $686,770 representing the difference between the carrying value and the fair value of the property and, (2) an extraordinary gain of $1,578,775 representing the difference between the fair value of the property, and the mortgage loan payable including accrued interest payable.

             Additionally, the Partnership owns a property, Cambridge, operated under bankruptcy proceedings (note 6). In 1994, management concluded that the carrying value of Cambridge exceeded its estimated fair value. As a result, in the fourth quarter of 1994, this property, which had been carried at $4,185,381, was written down to $2,000,000.
             In 1993, management concluded that the carrying value of three properties, Foothills, Countryside and Diablo/Tamarack exceeded estimated fair value. These properties each secured nonrecourse debt, the outstanding balances of which management also believed exceeded their respective estimated fair values. As a result, in the fourth quarter of 1993, these properties, which had been carried at $10,048,605, were written down to their respective nonrecourse debt values which aggregated $6,590,221 (note 4).
          The Partnership is presently negotiating the sale of the Countryside property with a unrelated third-party investor and the lender holding the debt secured by the property. The sale is subject to the lender accepting the sales proceeds offered by the investor as full satisfaction of the debt, including accrued interest payable. The sale proceeds offered by the investor are less than the carrying value of the debt and accrued interest payable. The outcome of these negotiations is not presently determinable. At December 31, 1995, the carrying value of Countryside's property and improvements was $1,779,852 which secured a mortgage loan payable of $2,068,539 and accrued
          interest payable of $766,972.    Combined operating results for
          Foothills, Countryside and Diablo/Tamarack  follows:
                                               1995       1994      1993

               Net patient service revenue  $
                                            3,268,800   6,698,75
                                                        1         6,237,90
                                                                  7


               Facility operating expenses  3,238,004   6,597,06
                                                        8         6,150,89
                                                                  9
               Depreciation                 275,815     369,401   378,045
               Fees to affiliates           319,454     650,740   435,851
               Bad debts                    325,921     52,263    112,760
               Lease default expenses          120,258
                                                        81,014
                                                                  75,907

                                            4,279,452   7,750,48
                                                        6         7,153,46
                                                                  2
               Loss from operations         $(1,010,65
                                            2)          (1,051,7
                                                        35)       (915,555
                                                                  )
               Interest expense             $

                                            457,691

                                                        664,306

                                                                  673,365
          Mortgage Loans Payable

Mortgage loans payable consist of the following:

                                                          1995      1994








               Mortgage loans  payable - in default (note

               3)                                      $

                                                       2,068,539  6,590,22

                                                                  1



               Mortgage loans payable                  7,707,062

                                                                  9,678,44
                                                                  7




                      Total mortgage loans payable     $

                                                       9,775,601  16,268,6

                                                                  68
             Mortgage loans payable (including $6,333,183 and $6,775,796 due to banks at December 31, 1995 and 1994), bear interest ranging from 6.8% to 10.75% at December 31, 1995 and 6.8% to

          13.125% at December 31, 1994. These notes are payable in monthly installments of $94,618 at December 31, 1995 and $108,290 at

          December 31, 1994, including interest. The notes are secured by properties with net book values aggregating $14,004,632 and

          $17,231,664 at December 31, 1995 and 1994, respectively. Mortgage loans payable - in default, consists of one loan at

          December 31, 1995, secured by the Countryside property and three loans at December 31, 1994, secured by the Countryside, Foothills and Diablo/Tamarack properties, respectively. In 1995, notes secured by the Foothills and Diablo/Tamarack properties were extinguished in connection with the disposition of the properties securing the notes (see note 3). The note(s) bear interest at

          10.0% at December 31, 1995 and 9.5% to 11.25% at December 31, 1994. The note(s) are payable in monthly installments of $20,796 at December 31, 1995 and $66,736 at December 31, 1994, including interest. The note(s) are secured by property(ies) with net book value(s) aggregating $1,779,852 and $6,248,417 at December 31,

          1995 and 1994, respectively. The note(s) are in default because of the Partnership's failure to make required debt service payments when due and because of the failure of the former lessees to pay required property taxes to the taxing

          authorities.   The Partnership had one mortgage loan aggregating
          $1,062,237 and $1,219,776 at December 31, 1995 and 1994,

          respectively, that was in default as a result of not meeting a debt coverage ratio, as defined. Despite this default, the lender waived this ratio requirement through January 1, 1997. Accordingly, this loan balance is classified as "mortgage loans payable" in the accompanying consolidated balance sheets. Accrued interest payable related to mortgage loans payable - in default aggregated $766,972 and $1,842,112 at December 31, 1995 and 1994, respectively. The Partnership leases four of its properties under a master lease (see note 6). The rentals under the master lease provide additional security for two notes payable used to finance two of the master lease properties. As consideration for lender approval of the master lease restructuring, the Partnership reduced the outstanding principal balances of the notes payable during December 1992 by an aggregate $615,000. Additionally, the Partnership made an additional $215,000 prepayment on one of these notes in 1993 and increased the monthly principal payments for both of these notes by $9,500, effective January 1, 1993. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. Subsequently, one of the lenders agreed not to exercise its call right until March 31, 1996. The Partnership is in the process of negotiating an extension of this note. The second lender approved an extension of the maturity date of its

          note to December 1, 2001.     Presented below is a summary of
          required principal payments on mortgage loans payable. The outstanding principal balances of mortgage loans payable - in default and the note callable on March 31, 1996 are included in amounts due currently.
                1996                                     $ 3,266,182

                1997                                     1,456,637

                1998                                     127,428
                1999                                     141,470

                2000                                     157,061

                2001 and thereafter                      4,626,823

                                                         $ 9,775,601
          (5) Leases     The Partnership leases its property and equipment

          to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $165,042, $173,541 and $197,286 in 1995, 1994 and
          1993, respectively. Minimum rentals for the next four years for leases not in default are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals for the year

          2000 are $3,761,252 and rentals thereafter aggregate $2,858,629. Property and improvements less accumulated depreciation attributable to such rentals, amounted to $21,671,891 and $25,310,338 at December 31, 1995 and 1994, respectively.

          (6)Lease DefaultsPrior to 1993, the Partnership experienced defaults by lessees of several of its properties. In connection with those defaults, the Partnership assumed operating responsibility for the Countryside and Foothills properties

          during 1992.   NCA Cambridge, Inc., the lessee of the
          Partnership's Cambridge property, petitioned for Chapter 11 bankruptcy protection in 1992. In May 1993, CRG began operating Cambridge under the control of the bankruptcy court pursuant to a settlement agreement with the former lessee; however, the results of operations of this property have not been included in the consolidated statements of operations for the three years ended December 31, 1995 as the ultimate disposition of the property is subject to bankruptcy proceedings. The Partnership anticipates that bankruptcy proceedings will be resolved in 1996. In connection with this property, the lessee was overpaid for services to Medicaid patients during the period the lessee operated the property. Based on certain interpretations of state regulations, the Partnership could have been liable for approximately $1,400,000 in connection with the recovery of these
          Medicaid overpayments.   During 1995, the Partnership entered

          into a settlement agreement with the state of Massachusetts, approved by the bankruptcy court, whereby the $1,400,000 became a general, unsecured claim of the bankruptcy estate which will be settled through bankruptcy court proceedings. Additionally, as part of the settlement agreement with the state, the Partnership agreed to loan NCA Cambridge, Inc. $590,000 to pay outstanding real property taxes due on the Cambridge property.  The
          Partnership has fully reserved for this receivable in the

          accompanying 1995 consolidated balance sheet.     Four of the
          Partnership's remaining properties are subject to a master lease with a single operator. During 1993, the operator merged with ReLife, Inc. (ReLife), an unrelated third party, resulting in the following amendments to the existing lease agreement: A $1,900,000 note due the Partnership was paid in full and recognized as a recovery of note receivable in the 1993
          consolidated statement of operations.   The Partnership's 561,198

          shares of the operator's Class B common stock were sold to ReLife for $939,025 resulting in a $539,025 gain on sale of investment in the 1993 consolidated statement of operations. The lessee was given an option to renew the lease for an additional nine year period. ReLife agreed to guarantee the obligations of the lessee under the second restructuring agreement. ReLife will pay contingent rentals equal to 4% of the revenue differential, as defined, effective January
          30, 1997.During 1994 ReLife was acquired by HealthSouth Rehabilitation Corp.

          Approximate expenses related to lease defaults are as follows:

                                                 1995      1994      1993

















               Property    taxes   and   trade

               payables                        $

                                                          208,000    48,000








               Legal and professional fees     286,000   245,000   351,000









                                               $
                                               286,000    453,000   399,000


             Delinquent rentals fully reserved by the Partnership as a result of the defaults approximated $674,000 in 1995, 1994 and

          1993.Other income in 1994 primarily consists of $560,000 in recovered administrative expenses owed the Partnership from the former operator of two of the Partnership's properties.

          (7)Related Party Transactions
             Approximate fees paid to the general partner and affiliates of the general partner are as follows:
             1995   1994    1993


          Asset management fees  $ 712,000        731,000        734,000

          Property management fees         252,000     472,000
          436,000

          Administrative and
             other expenses             235,000        266,000

          389,000
          General partner

             management fees               80,000    113,000        109,000
                            $ 1,279,000  1,582,000     1,668,000

             In 1994 the Partnership purchased an administrative building, adjacent to one of its facilities, from a partnership owned by the owners of CRG for approximately $485,000 based on an
          independent appraisal.      In addition, the Partnership paid CRG

          fees aggregating approximately $412,500 and $78,500 in 1993 in connection with amending the master lease and restructuring related debt, respectively, (see note 6) which amounts are included in deferred charges in the accompanying consolidated

          balance sheets.   In addition, a 50% partner in CRG is chairman
          of the board of a bank where the Partnership holds the majority of its operating cash accounts. In connection with the sale of Heritage Manor, the general partner was paid fees aggregating

          $92,250.



          (8)     Income Taxes

             Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:

                                                Years ended December 31

                                                1995      1994       1993

               Total   partners'  equity   -
               financial statement

                basis                        $

                                             22,427,28
                                             2          21,176,94
                                                        9         24,212,4

                                                                  08


               Current  year tax  basis  net
               earnings

                over    (under)    financial
               statement basis               (2,942,67
                                             5)         2,552,427 3,424,07
                                                                  7

               Cumulative   tax  basis   net

               earnings over
                financial statement basis

                                             8,079,253

                                                        5,526,826

                                                                  2,102,74
                                                                  9

               Total   partners'  equity   -

               federal income
                tax basis                    $

                                             27,563,86
                                             0          29,256,20
                                                        2         29,739,2

                                                                  34


Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

          (9)Business and Credit ConcentrationsThe Partnership's nine facilities are located throughout the continental United States. The four facilities operated by a common operator (note 6) are located in the southeastern United States and accounted for approximately $2,367,000 (28%), $2,292,000 (18%) and $2,292,000 (16%) of

          Partnership revenues in 1995, 1994 and 1993, respectively. One property leased to an unaffiliated operator accounted for approximately $977,000 (12%) of Partnership revenues in 1995. The Partnership also derives revenue from Medicaid programs funded by the states of Colorado, California and Michigan. The Partnership derived 14% and 12% of its revenues from the Colorado state program during 1994 and 1993, respectively, and 15% and 11% of its revenues from the Michigan state program in 1995 and 1994,

          respectively. Revenues derived from the state program of Michigan in 1993 and the state program of California in 1995,

          1994 and 1993 were individually less than 10% of the Partnership's revenues for those years. Receivables due from state Medicaid programs aggregated $116,933 and $473,000 at
          December 31, 1995 and 1994, respectively.    The Partnership does

          not require collateral or other security to support financial instruments subject to credit risk.(10) Fair Value of Financial

          Instruments    The following methods and assumptions were used to
          estimate the fair value of each class of financial instruments presented below.(a) Cash and Cash Equivalents, Receivables and Payables The carrying amount approximates fair value because of the short maturity of these instruments.(b) Mortgage Loans PayableThe fair value of the Partnership's mortgage loans payable is calculated by discounting scheduled cash flows through maturity using discount rates that are currently available to the Partnership on other borrowings with similar risk and maturities. Issuance costs and other expenses that would be incurred in an actual borrowing are not reflected in this amount. The fair value of the mortgage loan in default at December 31, 1995 is not included in the calculation as it was not considered practicable to calculate this amount due to the uncertainty surrounding the repayment terms of this debt (see note 3).
                                                   Carrying

                                                    value      Fair
                                                              value



                   Mortgage loans payable         $
                                                  7,707,06

                                                  2         7,641,333





          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


              None.




                                       PART III


          Item 10.  Directors and Executive Officers of the Registrant


          (a) The Registrant is a Limited Partnership managed by the General Partner and has no directors, officers, or significant employees.



               (b)  The General Partner of Registrant is:


                    Capital Realty Group Senior Housing, Inc., ( Capital )

                    a Texas corporation, that was formed under the laws of the State of Texas in 1988.


               (c)  As of December 31, 1995 the officers and directors of

          Capital, the General Partner, were:

                    Name             Age    Position
                    Jeffrey L. Beck             51     Chief Executive

          Officer and Director
                    James A. Stroud         45    Chief Operating Officer,

          Secretary and Director
                    Keith N. Johannessen        39     President

                    Fred Tanner        40       Executive Vice President
                    Rob L. Goodpaster       42    National Director of

          Marketing
                    Marilyn J. Teel             42     Vice President

                    David Brickman     37       Vice President
                    Robert F. Hollister         40     Controller


               James A. Stroud, age 45.  Mr. Stroud has served as an

          officer and a director of Capital since December 1988, most recently serving as Chief Operating Officer and Secretary since

          May 1991. He owns 50% (through a trust) of Capital Realty Group Corporation, the parent of Capital and has served as its

          President, Secretary and a Director since February 1988. From 1984 until 1985, he was Executive Vice-President of Equity

          Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax

          Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice &

          Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a

          licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of

          Texas with honors, and his L.L.M. in taxation from New York University with honors. While at New York University, he was a graduate editor of the New York University Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the

          Assisted Living Facilities Association of America, a member of the Health Industry Council, President-elect of the National

          Association for Senior Living Industries ("NASLI"), and has delivered speeches on health care topics to the NASLI, National

          Investment Conference, and the Urban Land Institute.


               Jeffrey L. Beck, age 51. Mr. Beck has served as an officer and a director of Capital since December 1988, most recently serving as Chief Executive Officer since November 1990. He owns 50% of Capital Realty Group Corporation, the parent of Capital and has served as its Chief Executive Officer since February 1988. From 1975 to 1985, he was President of Beck Properties,

          Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of Park Central Bank of Dallas. Mr. Beck

          serves as Chairman of the American Senior Housing Association.


               Keith N. Johannessen, age 39. Mr. Johannessen became Executive Vice President of Capital in May 1993 with responsibility for supervising the day-to-day operations of Capital's retirement communities. In March 1994, Mr. Johannessen became President of Capital. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central

          Region for the health care practice of Ernst & Young LLP, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September

          1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life

          Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York.

          Mr. Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries

          and the American Association of Homes and Services for the Aging.


               Fred Tanner, age 40. Mr. Tanner became Executive Vice President of Capital in 1994, providing operational support to congregate, assisted living and nursing facilities.
          Additionally, he is responsible for the development and oversight of home health programs. Prior to joining Capital, Mr. Tanner served in similar operational roles with Greystone Communities from May 1993 to November 1994 and Central Park Lodges from December 1988 to May 1993. His experience includes the multiple supervision of both endowment and rental, including independent, assisted living and nursing care facilities. Mr. Tanner's involvement in the industry began in 1979 at the Methodist Home for the Aged in Charlotte, North Carolina. In 1983 he served as an Executive Director of various retirement communities in Kansas and Tennessee before becoming a Regional Director of Operations for the Forum Group in Indianapolis, Indiana. Mr. Tanner is a member of the American Senior Housing Association, where he heads the committee formulating the association's assisted living regulatory policy. Mr. Tanner is a graduate of the University of

          North Texas Center for Studies in Aging with a M.A. in
          Gerontology/Retirement Community Administration.


               Rob L. Goodpaster, age 43.  Mr. Goodpaster became National

          Director of Marketing of Capital in December 1992, with overall responsibility for marketing and lease-up functions of Capital's managed properties. With 19 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992.

          From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State

          University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association of Senior

          Living Industry and the Texas Association of Retirement
          Communities.


               Marilyn J. Teel, age 42.  Ms. Teel has served as Vice

          President of Capital since 1992. Ms. Teel has over 15 years experience in the senior housing industry. She has had extensive experience in marketing, leasing and management operations for retirement communities and assisted living facilities. She joined Capital in 1991 and is currently responsible for overseeing day-to-day property operations as well as marketing and leasing operations for multiple retirement communities, assisted living facilities and nursing home facilities. From

          1987 through 1988, Ms. Teel was marketing director with OverCash Goodman Company, a company located in Fort Worth, Texas,

          providing nursing home and congregate care. From 1988 until 1991, Ms. Teel was the on-site administrator for various retirement communities. She is a member of the Texas Association of Retirement Communities and the National Association of Senior

          Living Industry.


               David Brickman, age 37. Mr. Brickman has served as Vice President and Counsel of Capital since 1992. Mr. Brickman received his bachelor of Arts degree from Brandeis University.
          He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of South Carolina School of Business Administration and a Masters of Health Administration

          from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from 1986 through 1987 with Cigna

          Health Plan, Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with

          LifeCo Travel Management Company located in Houston, Texas. In addition to his legal responsibilities, Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.


               Robert F. Hollister, age 40.  Mr. Hollister has served as

          Controller of Capital since 1992. Mr. Hollister received his Bachelor of Science in Accounting from the University of

          Maryland. His experience includes public accounting as well as private experience in fields such as securities, construction,

          and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for

          Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-

          day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.


          (d) Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to

               Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of Capital or beneficial owner of more than ten percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the

               Registrant for 1995 except that the following persons or entities failed to file in a timely basis the following reports: Capital filed six late reports on Form 4 reporting fourteen transactions; Capital Retirement Group, Inc. filed two late reports on Form 4 reporting four transactions; Capital Senior Living Communities, L.P. filed six late report on Form 4, reporting fourteen transactions; and each of Messrs. Beck and Stroud filed six late report on Form 4,

               reporting fourteen transactions.


          Item 11.  Executive Compensation


               The Registrant has no officers or directors. The officers and directors of the General Partner receive no direct current remuneration from Registrant nor is it proposed that they receive remuneration in such capacities. Registrant is required to pay certain fees to the General Partner or its affiliates, make distributions, and allocate a share of the profits and losses of

          Registrant to the General Partner. The relationship of the General Partner (and its directors and officer) to its affiliates is set forth above in Item 10. Reference is also made to Note 7 of the Notes to the Consolidated Financial Statements included herein, for a description of such distributions, allocations and the compensation and reimbursements paid to the General Partner and certain affiliates. See Item 13. "Certain Relationships and Related Transactions" for additional information.


               There are no compensatory plans or arrangements resulting

          from resignation or retirement of the partners, directors or executive officers of the General Partner which require payments to be received from Registrant.


          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


               (a)  Aside from Capital owning 9.36% of outstanding Units of

          Registrant as of March 15, 1996, and Capital Senior Living Communities, L.P., an affiliate of Capital, owning 11.33% of outstanding units of Registrant as of March 15, 1996, no other person or group owns more than 5% of Registrant as of March 15,

          1996


               (b) No partners, officers or directors of the General Partner directly own any Units at March 15, 1996. However,

          Messrs. Beck and Stroud (through a trust) each own indirectly 50% of Capital and they may be deemed beneficial owners of the Units owned by Capital and Capital Senior Living Communities, L.P. Capital also owns a 2% interest in the Registrant as the general partner.


          Item 13.  Certain Relationships and Related Transactions


               Under the terms of the Partnership Agreement, Registrant is entitled to engage in various transactions involving affiliates of the General Partner. The relationship of the General Partner to its affiliates is set forth in Item 1. Pursuant to the

          Partnership Agreement, the General Partner receives a share of Registrant's profits and losses.


               The General Partner and its affiliates are entitled to

          receive an Acquisition Fee, as defined in Registrant's
          Partnership Agreement, for their services rendered to Registrant in connection with the selection and purchase of any property by Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Registrant's properties may not exceed the lesser of: (a) 2% of the gross proceeds of Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred.

          No amounts were earned in 1995 and 1994 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2% of the price of additional properties payable from Net Sale or Refinancing Proceeds utilized solely for the acquisition. No such fees were paid in 1995 or in 1994.


               Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement,

          of up to 6% of the costs of any newly constructed property which is acquired by Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances,

          regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 1995 or in 1994 in connection with such services; the Prior General Partners earned $455,000 since inception.


               Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing of a

          Registrant property, a mortgage placement fee equal to the lesser of: (a) 2% of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. Amounts earned in 1995 were $0 and $0 in 1994.


               Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a Registrant property, and shall be entitled to receive the lessor of: (a) 3% of the sale price of the Registrant s property, or (b) an amount not to exceed 50% of the standard real estate commission.
          Amounts earned by the General Partner in 1995 for the sale of the

          Heritage Manor was $92,250.


               For property management services, the General Partner or its affiliates are entitled to receive leasing and property management fees. Since most of Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its affiliates received 1% of the monthly gross rental or operating revenues, totaling approximately $80,000 and $113,000 in 1995 and 1994, respectively. Property management fees paid to the General Partner were approximately $252,000 and $472,000 in 1995 and 1994, respectively. Asset management fees paid to the

          General Partner were approximately $712,000 and $731,000 in 1995 and 1994, respectively.


               The General Partner may be reimbursed for its direct

          expenses relating to offering and administration of Registrant. The General Partner or its affiliates received $235,000 and

          $266,000 reimbursements for such out-of-pocket expenses in 1995 and 1994, respectively.


               In 1994, the Registrant purchased an administrative

          building, adjacent to one of its facilities, from Tennessee Cedarbrook Ltd., an affiliate of the General Partner, for approximately $485,000, based on an independent appraisal. Tennessee Cedarbrook Ltd. purchased the property from an unrelated party in July 1993 for a purchase price of $423,000.


               In addition, a 50% owner of the General Partner, Mr. Beck, is chairman of the board and an owner of a bank, United Texas

          Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                                       PART IV


          Item 14.  Exhibits, Financial Statement Schedules and Reports on

          Form 8-K


               (a) The following documents are filed as part of this report:


                         (1)  Financial Statements


                              The following Consolidated Financial

                         Statements of HealthCare Properties, L.P. and Subsidiaries are incorporated by reference as set forth in PART II, Item 8:


                         Independent Auditors' Report


                         Consolidated Balance Sheets - December 31, 1995
          and 1994


                         Consolidated Statements of Operations - Years

          ended December 31, 1995, 1994                and 1993


                         Consolidated Statements of Partnership Equity -
          Years ended December 31,                1995, 1994 and 1993


                         Consolidated Statements of Cash Flows- Years ended

          December 31, 1995, 1994            and 1993


                         Notes to Consolidated Financial Statements


                         (2)  Financial Statement Schedules

                              All schedules have been omitted because they
          are inapplicable, not                   required, or the

          information is included in the financial statements
                              or notes thereto.


                         (3)  Exhibits


          Page Nos. in

                         Exhibit Number
           This Filing


                                  3Restated Limited Partnership Agreement

                              is incorporatedN/A
                              by reference to Exhibit A to the Prospectus

                              of Registrant
                              dated August 31, 1987, as filed with the

                              Commission
                              pursuant to Rule 424(b).

                               10            Restructuring Agreement dated
          November 30, 1992,   N/A

                              between Registrant and Rebound, Inc. with exhibits.




                                   28Partnership Management Agreement,
          dated July 29, 1992, N/A

                                   with Capital Realty Group Properties,
          Inc. as filed with

                                   the Commission in the Third Quarter 10-
          Q,

                                   dated September 30, 1992.


            (b)     Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of fiscal 1995.

                                      SIGNATURES




            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HEALTHCARE PROPERTIES, L.P.


                         By:  Capital Realty Group Senior Housing, Inc.,

                                General Partner






By:

                                James A. Stroud
     Chief Operating Officer and Director








               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.






          By:  __________________________________                March 29,

          1996
               James A. Stroud

               Chief Operating Officer and Director
               (Chief financial, and accounting officer)







          By:  __________________________________                March 29,
          1996

               Jeffrey L. Beck
               Chief Executive Officer and Director

                                    EXHIBIT INDEX


                                                            Page Nos. in
           Exhibit                 Description

                                            This Filing


            3                            Restated
                                   Limited

                                   Partnership
                                   Agreement is

                                   incorporated by
                                   reference to

                                   Exhibit A to
                                   the Prospectus

                                   of Registrant
                                   dated August

                                   31, 1987, as
                                   filed with the

                                   Commission
                                   pursuant to

                                   Rule 424(b)









                                   N/A


       10         Restructuring Agreement dated November

                                   30, 1992,
                                   between

                                   Registrant and
                                   Rebound, Inc.

                                   with
                                   exhibits.


                                             N/A


      28                        Partnership

                                   Management
                                   Agreement,

                                   dated July 29,
                                   1992, with

                                   Capital Realty
                                   Group

                                   Properties,
                                   Inc. as filed

                                   with the
                                   Commission in

                                   the Third
                                   Quarter 10-Q,

                                   dated September
                                   30, 1992.




                                             N/A





          March 29, 1995
          Securities and Exchange Commission

          450 5th Street N.W.
          Judiciary Plaza

          Washington, D.C.  20549
          Re:  HealthCare Properties, L.P.

               SEC File Number:  0-17695


          Madam or Sir:
            Enclosed please find Form 10-K for the year ended December 31,

          1995 for the above referenced partnership.
            Please acknowledge receipt of this filing by stamping and

          returning the enclosed copy of this letter in the self-addressed, stamped envelope provided. If there are any questions regarding this filing, please contact the undersigned.
            Very truly yours,


            HEALTHCARE PROPERTIES, L.P.





            Pamela Crace

            Investor Relations Director


            PJC/rlt
            Enclosure