Form 10-Q
period 1996-03-31
HEALTHCARE PROPERTIES L P
filed 1996-05-15
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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


14160 Dallas Parkway, Ste 300 Dallas, Texas 75240
- -------------------------------------------------------------------------------
(Address of principal executive office)


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


Item 1.  Financial Statements

                                             HEALTHCARE PROPERTIES, L.P.
                                               (A Limited Partnership)


                                                   BALANCE SHEETS



                                                                    March 31, 1996               December 31, 1995
                                                                    --------------               -----------------


                                                       ASSETS


Cash and cash equivalents                                         $      8,028,629                $     7,606,857

Accounts receivable, less allowance
  for doubtful accounts of $3,660,352
  and $3,489,937                                                           169,794                        210,409

Prepaid Expenses and other                                                 117,970                        129,714

Deferred charges, less accumulated
  amortization of $762,674 and
  $734,146                                                                 585,524                        614,051

Property and improvements, net                                          24,879,463                     25,251,255
                                                                        ----------                     ----------

  Total assets                                                    $     33,781,380                $    33,812,286
                                                                  =     ==========                =    ==========



                                        LIABILITIES AND PARTNERSHIP EQUITY


Accounts payable and accrued
  expenses                                                        $      1,585,677                $     1,526,209

Operating facility accounts payable                                         75,944                         83,194

Mortgage loans payable-in-default                                        2,068,539                      2,068,539

Mortgage loans payable                                                   7,584,874                      7,707,062
                                                                         ---------                      ---------

   Total liabilities                                                    11,315,034                     11,385,004

Partnership equity - 4,172,457 and
  4,172,457 Partnership units
  outstanding                                                           22,466,346                     22,427,282
                                                                        ----------                     ----------

   Total liabilities and equity                                   $     33,781,380                $    33,812,286
                                                                  =     ==========                =    ==========

                                        See notes to financial statements.
                                             HEALTHCARE PROPERTIES, L.P.
                                               (A Limited Partnership)

                                               STATEMENT OF OPERATIONS


                                                                   Three months ended            Three months ended
                                                                    March 31, 1996                 March 31, 1995
                                                                   ----------------               ---------------

Revenues:
   Rental                                                          $     1,219,335                $     1,327,610
   Net patient services                                                    578,512                      1,036,765
                                                                           -------                      ---------
                                                                         1,797,847                      2,364,375
                                                                         ---------                      ---------


Expenses:
   Facility operating expenses                                             548,166                        969,823
   Depreciation                                                            378,980                        475,194
   Lease default expenses                                                   40,071                         62,243
   Administrative and other                                                415,480                        365,468
   Bad debts                                                               170,415                        168,415
                                                                           -------                        -------
                                                                         1,553,112                      2,041,143
                                                                         ---------                      ---------
     Income from operations                                                244,735                        323,232
                                                                           -------                        -------


Other Income (expenses):
   Interest income                                                          56,187                         35,224
   Interest expenses                                                      (233,331)                      (411,995)
   Amortization                                                            (28,527)                       (48,181)
                                                                           --------                       --------
                                                                          (205,671)                      (424,952)
                                                                          ---------                      ---------

      Net Income (Loss)                                            $        39,064                $      (101,720)
                                                                   =        ======                =      =========

NET EARNINGS (LOSS) PER UNIT                                       $           .01                $          (.02)
                                                                   =           ===                =          =====

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                       4,172,457                      4,172,457
                                                                         =========                      =========

















                                        See notes to financial statements.

                                             HEALTHCARE PROPERTIES, L.P.
                                               (A Limited Partnership)

                                     STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)



                                                        Limited                  General
                                                        Partners                Partners                   Total
Allocation of Net Earnings
   (Loss)                                                 98%                      2%                      100%
                                                          ===                      ==                      ====


EQUITY (DEFICIT) at
   December 31, 1994                                $   21,489,281           $   (312,332)            $   21,176,949

Net Income                                                 960,336                289,997                  1,250,333
                                                           -------                -------                  ---------

EQUITY (DEFICIT) at
   December 31, 1995                                    22,449,617                (22,335)                22,427,282

Net Income                                                  38,283                    781                     39,064
                                                            ------                    ---                     ------

EQUITY (DEFICIT) at
   March 31, 1996                                   $   22,487,900           $    (21,554)            $   22,466,346
                                                    =   ==========           =    ========            =   ==========



























                                        See notes to financial statements.






                                             HEALTHCARE PROPERTIES, L.P.
                                               (A Limited Partnership)

                                              STATEMENTS OF CASH FLOWS




                                                                        Three months ended        Three months ended
                                                                          March 31, 1996            March 31, 1995
                                                                         ----------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                      $      39,064             $    (101,720)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Bad debts                                                              170,415                   168,415
     Depreciation and amortization                                              407,507                   523,375
         Changes in assets and liabilities:
              Accounts receivable                                              (129,800)                 (362,924)
              Prepaid expenses                                                   11,744                    39,429
              Accounts payable &
                accrued expenses                                                 52,218                   (99,761)
                                                                                 ------                   --------

           NET CASH PROVIDED BY
           OPERATING ACTIVITIES                                                 551,148                   166,814
                                                                                -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and improvement                                          (7,188)                     (213)
                                                                                 -------                     -----
           NET CASH USED IN
           INVESTING  ACTIVITIES                                                 (7,188)                     (213)
                                                                                 -------                     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                      (122,188)                 (114,752)
                                                                               ---------                 ---------
           NET CASH USED
           FINANCING ACTIVITIES                                                (122,188)                 (114,752)
                                                                               ---------                 ---------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                            421,772                    51,849

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                        7,606,857                 5,606,274
                                                                              ---------                 ---------

CASH AND CASH EQUIVALENTS
   End of Period                                                          $   8,028,629             $   5,658,123
                                                                          =   =========             =   =========









                                        See notes to financial statements.

                                             HEALTHCARE PROPERTIES, L.P.
                                               (A Limited Partnership)

                                            NOTES TO FINANCIAL STATEMENTS

                                          Three months ended March 31, 1996
                                                     (Unaudited)

A.        ACCOUNTING POLICIES

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1995.

     B.  TRANSACTIONS  WITH THE GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
PARTNER Effective July 1, 1993, Capital Realty Group Senior Housing, Inc. ("CRGSH") replaced Jacques-Miller, Inc. and Jacques and Associates, L.P. as the sole General Partner of HealthCare Properties, L.P. (the "Registrant"). Personnel working at the Property sites and certain home office personnel who perform services for the Registrant are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Registrant reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Reimbursements and fees paid to the general partner and affiliates of the general partner are as follows:



                                                                Three months ended              Three months ended
                                                                  March 31, 1996                  March 31, 1995
                                                                 ----------------                ---------------

Salary and benefit reimbursements                                 $     399,433                   $      689,839
Administrative reimbursements                                            90,223                           70,717
Asset management fees                                                   180,000                          173,898
Property management fees                                                 40,525                           72,439
General partner management fees                                          11,097                           21,878
                                                                         ------                           ------
                                                                  $     721,278                   $    1,028,771


C.        VALUATION OF RENTAL PROPERTY

          The Registrant was originally formed to own health care properties and to net lease these properties to lessee/operators. However, during 1991 and the first half of 1992, the Registrant experienced defaults by the lessee/operators under eight of its property leases. The result of these numerous defaults is that many of the Registrant's leases have been restructured or terminated as a result of defaults. Specifically, Cambridge, with a carrying value of $1,744,289, is in default on its lease payments and its property taxes and is being operated in the bankruptcy proceeding of the lessee. The Foothills property, with a carrying value of $2,122,179, was deeded to the lender in lieu of foreclosure on July 19, 1995. Diablo/Tamarack, with a carrying value of $2,071,332, was deeded to the lender in lieu of foreclosure on August 1, 1995. Countryside, with a carrying value of $1,750,961, was in default with its lender, and was sold on May 1, 1996 and the lender was paid off in an agreed upon settlement.

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

          The balance sheet of the Registrant as of March 31, 1996, shows total assets of $33,781,380, total liabilities of $11,315,034, and Registrant equity of $22,466,346.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources

          Registrant commenced an offering to the public on August 31, 1987, of depository units representing beneficial assignments of limited partnership interests ("Units"). On October 14, 1987, Registrant commenced operations, having previously accepted subscriptions for more than the specified minimum of 120,000 Units. As of August 30, 1989, the offering was closed except for Units for sale to existing investors under the terms of a distribution reinvestment plan. As of March 31, 1996, Registrant had sold Units aggregating approximately $ 43.4 million. Due to the suspension of the distribution reinvestment plan, Registrant does not anticipate any additional inflow of investment.

          Originally, the Registrant had purchased eight nursing homes and four rehabilitation centers for a combined price of approximately $ 51.0 million. At that time, Registrant's capital resources consisted of ownership interests in these facilities subject to mortgage debt in the aggregate amount of approximately $16.9 million which mortgage debt was secured by eight of its properties in amounts equal to 40% - 60% of Registrant's purchase price of the respective property. Most of these loans were non-recourse to Registrant.

          As of March 31, 1996, Registrant owns five nursing homes and four rehabilitation centers. Five of these properties have mortgage debt.

     As of March 31, 1996, Registrant had cash and cash equivalents aggregating approximately $8,029,000. The cash and cash equivalents will be used for working capital, negative cash flow, balloon notes due by 1996, emergency reserves, and other restructuring requirements.

          Potential additional sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

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

                             Discussion of Three Months Ending March 31, 1996

          Rental revenues for the three months ended March 31, 1996, decreased $108,275 from the comparable three months ended March 31, 1995, due to the sale of Heritage Manor on July 5, 1995 and the termination of its corresponding rental revenues. Net patient services for the three months ended March 31, 1996, decreased $458,253 from the three months ended March 31, 1995, due to the loss of operations on the Diablo/Tamarack facility on August 1, 1995. Interest income for the three months ended March 31, 1996 increased $20,963 from the three months ended March 31, 1995 primarily due to rising interest rates and increasing cash available for investment.

          Facility operating expenses for the three months ended March 31, 1996, decreased by $421,657 from the comparable 1995 period primarily due to the loss of operations of the Diablo/Tamarack facility. Depreciation for the three months ended March 31, 1996, decreased $96,214 from the comparable 1995 period and is primarily due to the loss of the Diablo/Tamarack and Heritage Manor facilities. Lease default expense decreased $22,172 for the three months ended March 31, 1996 from the comparable 1995 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, increased $50,012 for the first quarter ended 1996 in comparison to the first quarter ended 1995 and is primarily due to increased overhead allocations and professional fees. Bad debt expense for the three months ended March 31, 1996 increased $2,000 from the comparable 1995 period. Interest expense and amortization for the three months ended March 31, 1996 decreased by $178,664 and $19,654, respectively, from the comparable 1995 period, and is primarily due to the loss of the Diablo/Tamarack and Heritage Manor facilities.

          Cash and cash equivalents as of March 31, 1996 increased $421,772 over the balance at December 31, 1995. Increased cash for the three months ending March 31, 1996 in comparison to 1995 is primarily due to improved operating cash flow from discontinued operations of the Diablo/Tamarack facility and decreased interest expense. Net accounts receivable of $169,794 at March 1996 reflected a decrease of $40,615 over 1995 year-end balances. The decreased accounts receivable balance at March 31, 1996 is primarily due to account receivable collections at the Countryside facility.
Accounts payable, accrued expenses, and facility accounts payable balances increased $52,218 at March 31, 1996, from December 31, 1995 and is primarily due to accrued interest.

          The following is a brief discussion of the status of Registrant's properties:

     Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook facilities. Rebound, Inc. ("Rebound") leased the Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook properties pursuant to a master lease with the Registrant.
- ------------------------------------------------------------------

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

                  Foothills facility. The mortgage loan on Foothills was in default from April 1992 onward. During December 1994, the Registrant was ordered to turn over management of the Foothills facility to a court appointed receiver. On July 19, 1995, the Registrant transferred the property to the lender, pursuant to a deed in lieu of foreclosure. The documents for this transfer include a release of all potential liability to the Registrant.

                  Countryside facility. The mortgage loan on Countryside was also in default from April 1992 onward. On May 1, 1996, Registrant sold the Countryside facility to a third party buyer for $2,200,000. With the sale proceeds, Registrant paid off the lender on Countryside an amount agreed to by the lender in full settlement of all obligations to the lender. Registrant netted $26,000 as a result of this agreed upon sale. Registrant also obtained a full release of all potential liability from the lender.

                  Diablo/Tamarack facility. The mortgage loan on the Diablo/Tamarack facility was also in default from April 1992 onward. In November 1994, the lender attempted to appoint a receiver. The Registrant successfully opposed the Motion and negotiated for a transition of this property which will not involve ongoing liability to the Registrant. On July 31, 1995, the facility was deeded to the lender in lieu of foreclosure and a release of all potential liability to Registrant was obtained.

                  Cambridge facility   The lessee of the Cambridge facility,
 Nursing Centers of America-Cambridge ("NCAC"), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future
                  ------------------
rentals under the lease or the removal of NCAC from the direct operational control of the facility.

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

         Heritage Manor facility. The Heritage Manor facility was sold in May 1995 for $3,075,000 and the Partnership netted $1,458,287 after payment of fees and mortgage balance.
         ------------------------

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


                                             PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Registrant is engaged in litigation in an attempt to recover damages from defaulting lessees and their guarantors. Such actions involve claims against prior operators of the Diablo/Tamarack facility. In certain cases counterclaims against Registrant have been either threatened or filed. Registrant does not believe any materially adverse judgments are likely from these counter claims.

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


Date:  May 14, 1996

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

Date: May 14, 1996

      May 10, 1996




      Securities and Exchange Commission
      450 5th Street N.W.
      Judiciary Plaza
      Washington, D.C.  20549

      Re: HealthCare Properties, L.P.
          SEC File Number:  0-17695

      Madam or Sir/Madam:

      Enclosed please find the following documentation being filed on behalf of HealthCare Properties, L.P.:

                           1.One (1) manually executed copy of Form 10-Q for the
 quarter ended March 31, 1996; and

                           2.Seven (7) conformed copies of the Form 10-Q for the
quarter ended March 31, 1996.

     Please acknowledge receipt of this filing by stamping and returning the enclosed copy of this letter in the self-addressed, stamped envelope provided. If there are any questions regarding this filing, please contact the undersigned.

      Very truly yours,



      Pamela Crace
      Investor Relations Director

      PJC:pb

      Enclosures