Form 10-Q
period 1996-06-30
HEALTHCARE PROPERTIES L P
filed 1996-08-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

( )                  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:      0-17695


                           HealthCare Properties, L.P.
             (Exact name of Registrant as specified in its charter)


               Delaware                                   62-1317327

    (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                  Identification Number)



14160 Dallas Parkway, Ste 300                          Dallas, Texas  75240
- --------------------------------------------------------------------------------
                     (Address of principal executive office)


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


                                 BALANCE SHEETS


                                                                     June 30, 1996            December 31, 1995
                                                                       (Unaudited)                    (Audited)
                                     ASSETS

Cash and cash equivalents                                         $      8,864,076              $     7,606,857

Accounts receivable, less allowance
  for doubtful accounts of $3,905,447
  and $3,489,937                                                            73,967                      210,409

Prepaid Expenses and other                                                  94,824                      129,714

Deferred charges, less accumulated
  amortization of $708,357 and
  $734,146                                                                 556,997                      614,051

Property and improvements, net                                          22,785,601                   25,251,255
                                                                  ----------------              ---------------

  Total assets                                                    $     32,375,465              $    33,812,286
                                                                  ================              ===============



                       LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued
  expenses                                                        $        938,703              $     1,526,209

Operating facility accounts payable                                         10,223                       83,194

Mortgage loans payable-in-default                                                0                    2,068,539

Mortgage loans payable                                                   7,460,817                    7,707,062
                                                                  ----------------              ---------------

   Total liabilities                                                     8,409,743                   11,385,004

Partnership equity - 4,172,457 and
  4,172,457 Partnership units
  outstanding                                                           23,965,722                   22,427,282
                                                                  ----------------              ---------------

   Total liabilities and equity                                   $     32,375,465              $    33,812,286
                                                                  ================              ===============


                       See notes to financial statements.

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                               Three months ended,        Three months ended,
                                                                     June 30, 1996                June 30, 1995
                                                                     -------------                -------------

Revenues:
   Rental                                                          $     1,229,333              $     1,328,373
   Net patient services                                                    207,727                    1,214,110
                                                                   ---------------              ---------------
                                                                         1,437,060                    2,542,483
                                                                   ---------------              ---------------


Expenses:
   Facility operating expenses                                             188,791                    1,033,686
   Depreciation                                                            354,928                      474,507
   Lease default expenses                                                   18,144                       69,068
   Administrative and other                                                303,792                      362,757
   Bad debts                                                               245,094                      168,414
                                                                   ---------------              ---------------
                                                                         1,110,749                    2,108,432
                                                                   ---------------              ---------------
      Income from operations                                               326,311                      434,051
                                                                   ---------------              ---------------


Other Income (expenses):
   Gain on sale                                                            637,528                            0
   Interest income                                                          58,354                       42,994
   Interest expenses                                                      (196,982)                    (407,919)
   Amortization                                                            (28,527)                     (48,181)
                                                                   ---------------              ---------------
                                                                           470,373                     (413,106)
                                                                   ---------------              ---------------

         Net Income before extraordinary item                              796,684                       20,945

         Extraordinary item - gain on
             extinguishment of debt                                        702,692                            0
                                                                   ---------------              ---------------

         Net Income                                                $     1,499,376              $        20,945
                                                                   ===============              ===============

NET EARNINGS PER UNIT                                              $           .36              $           .01
                                                                   ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                       4,172,457                    4,172,457
                                                                         =========                    =========











                       See notes to financial statements.

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                                  Six Months ended             Six months ended
                                                                     June 30, 1996                June 30, 1995
                                                                     -------------                -------------

Revenues:
   Rental                                                          $     2,448,668              $     2,655,983
   Net patient services                                                    786,239                    2,250,875
                                                                   ---------------              ---------------
                                                                         3,234,907                    4,906,858
                                                                   ---------------              ---------------


Expenses:
   Facility operating expenses                                             736,957                    2,003,509
   Depreciation                                                            733,908                      949,701
   Lease default expenses                                                   58,215                      131,311
   Administrative and other                                                719,272                      728,225
   Bad debts                                                               415,509                      336,829
                                                                   ---------------              ---------------
                                                                         2,663,861                    4,149,575
                                                                   ---------------              ---------------
      Income from operations                                               571,046                      757,283
                                                                   ---------------              ---------------


Other Income (expenses):
   Gain on sale                                                            637,528                            0
   Interest income                                                         114,541                       78,218
   Interest expenses                                                      (430,313)                    (819,914)
   Amortization                                                            (57,054)                     (96,362)
                                                                   ---------------              ---------------
                                                                           264,702                     (838,058)
                                                                   ---------------              ---------------

         Net Income (Loss) before
            extraordinary item                                             835,748                      (80,775)

         Extraordinary item-gain on
            extinguishment of debt                                         702,692                            0
                                                                   ---------------              ---------------

         Net Income (Loss)                                         $     1,538,440              $       (80,775)
                                                                   ===============              ===============

NET EARNINGS (LOSS) PER UNIT                                       $           .37              $          (.02)
                                                                   ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                       4,172,457                    4,172,457
                                                                         =========                    =========










                       See notes to financial statements.

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                   STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)


                                                         Limited                General
                                                        Partners               Partners                   Total
Allocation of Net Earnings
   (Loss)                                          98%                     2%                    100%
                                                   ===                     ==                    ====


EQUITY (DEFICIT) at
   December 31, 1994                               $   21,489,281          $   (312,332)          $   21,176,949

Net Income                                                960,336               289,997                1,250,333
                                                   --------------          ------------           --------------

EQUITY (DEFICIT) at
   December 31, 1995                                   22,449,617               (22,335)              22,427,282

Net Income                                                 38,283                   781                   39,064
                                                   --------------          ------------           --------------

EQUITY (DEFICIT) at
   March 31, 1996                                      22,487,900               (21,554)              22,466,346

Net Income                                              1,469,388                29,988                1,499,376
                                                   --------------          ------------           --------------

EQUITY at
   June 30, 1996                                   $   23,957,288          $      8,434           $   23,965,722
                                                   ==============          ============           ==============
























                       See notes to financial statements.

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                      Six months ended         Six months ended
                                                                         June 30, 1996            June 30, 1995
                                                                        --------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                     $   1,538,440            $     (80,775)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Gain on extinguishment of debt                                       (702,692)                       0
         Gain sale                                                            (637,528)                       0
         Bad debts                                                             415,509                  336,829
         Depreciation and amortization                                         790,962                1,046,063
         Changes in assets and liabilities:
              Accounts receivable                                             (279,067)                (560,505)
              Prepaid expenses                                                  34,118                   19,259
              Accounts payable &
                accrued expenses                                               176,802                  (65,510)
                                                                         -------------            -------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                     1,336,544                  695,361
                                                                         -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of property                                               2,246,114                        0
  Purchases of property and improvement                                        (10,655)                    (760)
                                                                         -------------            -------------
                    NET CASH PROVIDED (USED)
                    IN INVESTING  ACTIVITIES                                 2,235,459                     (760)
                                                                         -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments on mortgage loans payable                               (2,314,784)                (231,705)
                                                                         -------------            -------------
                    NET CASH USED
                    FINANCING ACTIVITIES                                    (2,314,784)                (231,705)
                                                                         -------------            -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                         1,257,219                  462,896

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                       7,606,857                5,606,274
                                                                         -------------            -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                         $   8,864,076            $   6,069,170
                                                                         =============            =============








                       See notes to financial statements.

                           HEALTHCARE PROPERTIES, L.P.

                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                         Six months ended June 30, 1996
                                   (Unaudited)

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

                                                                Six months ended               Six months ended
                                                                  June 30, 1996                  June 30, 1995
                                                                 --------------                  -------------

Salary and benefit reimbursements                                $     528,936                  $    1,384,351
Administrative reimbursements                                          109,101                          94,891
Asset management fees                                                  383,208                         339,611
Property management fees                                                53,665                         153,742
General partner management fees                                         28,781                          45,092
                                                                 -------------                  --------------
                                                                 $   1,103,691                  $    2,017,687
                                                                 =============                  ==============

C.        VALUATION OF RENTAL PROPERTY

          The Registrant was originally formed to own health care properties and to net lease these properties to lessee/operators. However, during 1991 and the first half of 1992, the Registrant experienced defaults by the lessee/operators under eight of its property leases. The result of these numerous defaults is that many of the Registrant's leases have been restructured or terminated as a result of defaults. Specifically, Cambridge, with a carrying value of $1,694,348, is in default on its lease payments and its property taxes and is being operated in the bankruptcy proceeding of the lessee. The Foothills property, with a carrying value of $2,122,179, was deeded to the lender in lieu of foreclosure on July 19, 1995. Diablo/Tamarack, with a carrying value of $2,071,332, was deeded to the lender in lieu of foreclosure on August 1, 1995.

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

          The balance sheet of the Registrant as of June 30, 1996, shows total assets of $32,375,465, total liabilities of $8,409,743, and Registrant equity of $23,965,722.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          Registrant commenced an offering to the public on August 31, 1987, of depository units representing beneficial assignments of limited partnership interests ("Units"). On October 14, 1987, Registrant commenced operations, having previously accepted subscriptions for more than the specified minimum of 120,000 Units. As of August 30, 1989, the offering was closed except for Units for sale to existing investors under the terms of a distribution reinvestment plan. As of June 30, 1996, Registrant had sold Units aggregating approximately $43.4 million. Due to the suspension of the distribution reinvestment plan, Registrant does not anticipate any additional inflow of investment.

          Originally, the Registrant had purchased eight nursing homes and four rehabilitation centers for a combined price of approximately $51.0 million. At that time, Registrant's capital resources consisted of ownership interests in these facilities subject to mortgage debt in the aggregate amount of approximately $16.9 million which mortgage debt was secured by eight of its properties in amounts equal to 40% - 60% of Registrant's purchase price of the respective property. Most of these loans were non-recourse to Registrant.

          As of June 30, 1996, Registrant owns four nursing homes and four rehabilitation centers. Five of these properties have mortgage debt.

          As of June 30, 1996, Registrant had cash and cash equivalents aggregating approximately $8,864,000. The cash and cash equivalents will be used for working capital, negative cash flow, balloon notes due by 1996, emergency reserves, and other restructuring requirements.

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

                  Discussion of Six months Ending June 30, 1996

          Rental revenues for the six months ended June 30, 1996, decreased $207,315 from the comparable six months ended June 30, 1995, due to the sale of Heritage Manor on July 5, 1995 and the termination of its corresponding rental revenues. Net patient services for the six months ended June 30, 1996, decreased $1,464,636 from the six months ended June 30, 1995, due to the loss of operations on the Diablo/Tamarack facility on August 1, 1995 and due to the loss of operations on the Countryside facility on May 1, 1996. Interest income for the six months ended June 30, 1996 increased $36,323 from the six months ended June 30, 1995 primarily due to rising interest rates and increasing cash available for investment.

          Facility operating expenses for the six months ended June 30, 1996, decreased by $1,266,552 from the comparable 1995 period primarily due to the loss of operations of the Diablo/Tamarack and Countryside facilities. Depreciation for the six months ended June 30, 1996, decreased $215,793 from the comparable 1995 period and is primarily due to the loss of the Diablo/Tamarack, Countryside and Heritage Manor facilities. Lease default expense decreased $73,096 for the six months ended June 30, 1996 from the comparable 1995 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, decreased $8,953 for the second quarter ended 1996 in comparison to the second quarter ended 1995. Bad debt expense for the six months ended June 30, 1996 increased $78,680 from the comparable 1995 period and is primarily due to additional bad debt allowances on general partner advances to the Cambridge facility. Interest expense and amortization for the six months ended June 30, 1996 decreased by $389,601 and $39,308, respectively, from the comparable 1995 period, and is primarily due to the loss of the Diablo/Tamarack, Countryside, and Heritage Manor facilities.

          During the second quarter 1996, the Partnership incurred a $637,528 gain on sale and $702,692 extraordinary gain on extinguishment of debt due to the sale of the Countryside facility.

          For the three months ended June 30, 1996 as compared with the three months ended June 30, 1995, the Partnership's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 1996 operating expenses versus second quarter 1995 reflects the same variances as discussed above.

          Cash and cash equivalents as of June 30, 1996 increased $1,257,219 over the balance at December 31, 1995. Increased cash for the six months ending June 30, 1996 in comparison to 1995 is primarily due to improved operating cash flow from discontinued operations of the Diablo/Tamarack facility and decreased interest expense. Net accounts receivable of $73,967 at June 1996 reflected a decrease of $136,442 over 1995 year-end balances. The decreased accounts receivable balance at June 30, 1996 is primarily due to account receivable collections at the Countryside facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $660,477 at June 30, 1996, from December 31, 1995 and is primarily due to the loss of operations of the Diablo/Tamarack and Countryside facilities.

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

                  Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. The Cedarbrook note was extended through June 30, 1996. Registrant is currently negotiating with the lender to further extend the Cedarbrook loan.

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



HEALTHCARE PROPERTIES, L.P.

By:       CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:       ______________________
          Keith Johannessen
          President

Date: August            , 1996