Form 10-K/A
period 1995-12-31
HEALTHCARE PROPERTIES L P
filed 1996-10-18
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995, or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
         For the transition period from                                to
                                        ------------------------------

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

The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference.     None

                                               Exhibit Index Page : 39

                                TABLE OF CONTENTS



PART I                                                                      Page

Item 1   Business                                                             3

Item 2   Properties                                                           5

Item 3   Legal Proceedings                                                    6

Item 4   Submission of Matters to a Vote of Security Holders                  8

PART II

Item 5   Market for Registrant's Limited Partnership Interests
             and Related Security Holder Matters                              8

Item 6   Selected Financial Data                                              9

Item 7   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

Item 8   Financial Statements and Supplementary Data                         14

Item 9   Changes in and Disagreements with Accountants on Accounting         14
                    and Financial Disclosure

PART III

Item 10  Directors and Executive Officers of the Registrant                  14

Item 11  Executive Compensation                                              17

Item 12  Security Ownership of Certain Beneficial Owners and Management      17

Item 13  Certain Relationships and Related Transactions                      18

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    36

SIGNATURES                                                                   38

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

         All of the net proceeds of the offering were originally invested in 12 properties (the "Properties") or used for working capital reserves. Registrant originally partially financed acquisition of eight of its properties with non-recourse debt. Four properties were initially unleveraged. At December 31, 1995, five properties secure debt and four properties remain unleveraged. See
Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Registrant's properties and their history.

         As of December 31, 1995, Registrant had seven properties leased to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. Additionally, the lessee of an eighth facility, Cambridge, is involved in Chapter 11 bankruptcy proceedings. See Item 3, E. As a result of the operator's bankruptcy filing, the General Partner currently operates this property under authority from the Bankruptcy Court. Additionally, Registrant has a ninth property, Countryside, leased and operated by a wholly owned subsidiary of Registrant, Countryside Care, L.P. which operates the Countryside facility. Countryside, has been in default with the lender since 1992, see Item 3, D. "Legal Proceedings." The Registrant also had one property, Foothills, leased by a wholly owned subsidiary of the Registrant through November 30, 1994. Effective December 1, 1994, Foothills had been operated and managed by an unaffiliated operator under receivership. On July 19, 1995, the Registrant transferred the Foothills property to its lender, pursuant to a deed in lieu of foreclosure. This transfer included a release of all potential liability to the Registrant. The Registrant also had one property, Diablo/Tamarack, leased by a wholly owned subsidiary of the Registrant, through July 31, 1995. Effective July 31, 1995, the Registrant transferred the property to its lender, pursuant to a deed in lieu of foreclosure. This transfer included a release of all potential liability to the Registrant. On July 5, 1995, the Registrant sold the Heritage Manor facility for $3,075,000 and the Registrant netted $1,458,287 after payment of fees and its mortgage balance.

         All of Registrant's triple net leases with unaffiliated operators require operators to make necessary repairs and Registrant inspects or receives reports from each facility at least annually to insure that necessary repairs are made. With respect to Registrant's properties which are not leased, Registrant receives rental income from these properties net of all such expenses. Registrant is responsible for capital improvements and debt service payments under mortgage obligations secured by the properties.

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

Tender Offer

         On November 1, 1993, Capital offered to purchase up to 80% (subsequently reduced to 40%) of the outstanding Units of the Registrant at a purchase price of $1.00 per unit. On December 3, 1993, the offer was closed with Capital purchasing approximately 9% of the Units (370,283 Units). See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for information on the current ownership of Units by Capital and affiliates.

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

         The  following  table   summarizes  key   information   about  each  of
Registrant's properties:

                                             HEALTHCARE PROPERTIES, L.P.
                                                  PROPERTY SUMMARY

                                    CEDARBROOK                CANE CREEK        CRENSHAW CREEK   SANDY BROOK

Location                            Nashville, TN             Martin, TN        Lancaster, SC    Mt.Dora, FL
Type                                Rehab                     Rehab             Rehab            Rehab
Date Purchased                      10/87                     11/87             6/88             9/88

Purchase Price                      $3,955,000                $4,000,000        $3,900,000       $4,200,000
Original Mortgage Amount            $2,000,000                $2,200,000        $0               $0
12/31/95 Mortgage Balance           $1,062,237                $987,966          $0
Mortgage Maturity                   March 31, 1996            December 1, 2001  N/A              N/A
End of Lease Term                   2001                      2001              2001             2001

                                    COUNTRYSIDE               TRINITY HILLS     HEARTHSTONE      MCCURDY

Location                            S. Haven, MI              Ft. Worth, TX     Round Rock, TX   Evansville, IN
Type                                Nursing                   Nursing           Nursing          Nursing
Date Purchased                      8/88                      2/88              11/88            9/89

Purchase Price                      $3,350,000                $2,700,000        $3,625,000       $7,100,000
Original Mortgage Amount            $2,100,000                $0                $1,500,000       $4,700,000
12/31/95 Mortgage Balance           $2,068,539*               $0                $1,373,879       $4,282,980
Mortgage Maturity                   December 10, 1995         N/A               July 1, 1997     April 1, 2012
End of Lease Term                   N/A                       2000              2000             2001


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

E. In December 1991, Registrant initiated litigation in Massachusetts against NCA-Cambridge, Inc. (NCAC) and Richard Wolfe (NCAC's operator/lessee and a guarantor of NCAC's lease obligations to Registrant) in an attempt to enforce certain obligations of NCAC and Wolfe under the terms of NCAC's lease of Registrant's Cambridge facility. In February 1992, NCAC filed a voluntary Chapter 11 proceeding in the Southern District of Florida. Registrant subsequently learned that in addition to NCAC's default under certain terms of its lease, the State of Massachusetts asserted claims against NCAC regarding prior Massachusetts Medicaid payments made to NCAC for fiscal years 1988 through 1991. The Massachusetts claims are against NCAC and not against Registrant; however, Massachusetts has regulations requiring successor operators of a facility to indemnify the state for its losses suffered in connection with a prior operator of the same facility. It was therefore possible that Registrant could have been subject to such liability based on certain interpretations of state regulations. As a result, the Registrant could have become liable for approximately $1,400,000 in connection with the recovery of Medicaid overpayments. Additionally, property taxes were owed to the City of Cambridge in an amount in excess of $600,000. On May 24, 1993, Registrant reached an agreement with the bankrupt operator of the Cambridge facility to repossess that facility pending emergence from Bankruptcy Court. It will be the responsibility of Registrant to file a bankruptcy plan to take this property out of the jurisdiction of the bankruptcy Court. In December 1995, Registrant reached a settlement with the State of Massachusetts and the City of Cambridge with regard to the outstanding issues facing the Cambridge facility. This settlement has been approved by the United States Bankruptcy Court in Florida. The settlement eliminated the Registrant's exposure in connection with the $1,400,000 Medicaid overpayments and allowed the Registrant to advance $590,000 to NCAC for payment of property taxes. At this time, the Registrant is preparing documentation to bring the facility out of bankruptcy. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

                                                       PART II

Item 5.Market for Registrant's Common Equity and Related Security Holder Matters

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

Item 6.  Selected Financial Data

                                             HEALTHCARE PROPERTIES, L.P.
                                          (A Delaware Limited Partnership)

                                    December 31, 1995, 1994, 1993, 1992 and 1991
                                    (not   covered  by   Independent   Auditors'
                                    Report)

                                               Year Ended December 31

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

                         1995                1994             1993               1992              1991
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Total Assets         $33,812,286        $40,914,991        $43,375,924        $45,979,774       $46,630,790
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Mortgage Debt         $9,775,601        $16,268,668        $16,713,020        $17,367,461       $18,183,286
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Total
Revenue from
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

 Operations           $8,419,024        $12,574,481        $14,024,311        $9,773,866        $6,350,055
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Weighted
Average
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

 Number of             4,172,457          4,172,457          4,172,457         4,172,457          4,160,692
Units
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Net Income
(Loss)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

  Loss                $(2,354,181)      $(3,035,459)       $(2,395,486)       $(598,318)        $(1,300,662)
Before


Extraordinary
Item
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

                      $3,604,514                 $0                 $0                $0                 $0
Extraordinary
Gain
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

   Net                $1,250,333        $(3,035,459)       $(2,395,486)       $(598,318)         $(1,300,662)
Income (Loss)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====



============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Net Income
(Loss)
Per    Unit
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

    Loss
Before                   $(0.56)            $(0.71)            $(0.56)           $(0.14)            $(0.31)
Extraordinary
Item
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

                           $0.79                 $0                 $0                $0                 $0
Extraordinary
Gain
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

    Net                    $0.23            $(0.71)            $(0.56)           $(0.14)            $(0.31)
Income (Loss)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Net Income
(Loss)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

   Tax                $(1,692,342)         $(393,245)         $1,710,132        $(648,013)        $(1,101,413)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

   Per Unit               $(.41)             $(.09)               $.41           $(0.15)            $(0.26)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

Cash                         $0                    $0           $250,000              $0          $2,020,538
Distributions
============== ==== ============= ===== ============ ==== ============= ==== ============ ===== ============ ====

  Per Unit                    $0                 $0               $.06                $0              $0.48

============== ==== ============= ===== ============ ==== ============= ==== ============ ===== ============ ====

         The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3. "Property and Improvements" to Consolidated Financial Statement for discussion of property dispositions.

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

         Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") became effective for financial statements for fiscal years beginning after December 15, 1995. The Registrant will adopt FAS 121 in the first quarter of 1996. The estimated impact to the Registrant in adopting FAS 121 is immaterial.

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

    See the Consolidated Financial Statements with Independent Auditors' Report.

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


         (b)      The General Partner of Registrant is:

                    Capital  Realty Group Senior  Housing,  Inc.,  ("Capital") a
                  Texas corporation, that was formed under the laws of the State of Texas in 1988.

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

     Robert F. Hollister, age 40. Mr. Hollister has served as Controller of Capital since 1992. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting as well as private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.

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

         Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a Registrant property, and shall be entitled to receive the lessor of: (a) 3% of the sale price of the Registrant's property, or (b) an amount not to exceed 50% of the standard real estate commission. Amounts earned by the General Partner in 1995 for the sale of the Heritage Manor was $92,250.

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

                           (3)      Exhibits
                                                                    Page Nos. in
Exhibit Number                                                       This Filing

   3        Restated Limited Partnership Agreement is incorporated           N/A
            by reference to Exhibit A to the Prospectus of Registrant dated August 31, 1987, as filed with the Commission pursuant to Rule 424(b).

  10        Restructuring Agreement dated November 30, 1992,                 N/A
            between Registrant and  Rebound, Inc. with exhibits.



  28        Partnership Management Agreement, dated July 29, 1992,           N/A
            with Capital Realty Group Properties, Inc. as filed with the Commission in the Third Quarter 10-Q, dated
            September 30, 1992.

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




By: __________________________________                        March 29, 1996
         James A. Stroud
         Chief Operating Officer and Director
         (Chief financial, and accounting officer)

By: __________________________________                        March 29, 1996
         Jeffrey L. Beck
         Chief Executive Officer and Director

                                  EXHIBIT INDEX

                                                                    Page Nos. in
 Exhibit           Description                                       This Filing

    3       Restated Limited Partnership Agreement is incorporated           N/A
             by reference to Exhibit A to the Prospectus of Registrant dated August 31, 1987, as filed with the Commission pursuant to Rule 424(b)


   10       Restructuring Agreement dated November 30, 1992, between         N/A
             Registrant and Rebound, Inc. with exhibits.

   28       Partnership Management Agreement, dated July 29, 1992,           N/A
             with Capital Realty Group Properties,Inc. as filed with the Commission in the Third Quarter 10-Q, dated
             September 30, 1992.

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