Form 10-Q
period 1996-09-30
HEALTHCARE PROPERTIES L P
filed 1996-11-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                   QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695


                           HEALTHCARE PROPERTIES, L.P.
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                        62-1317327
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or oganization)         Identification Number)


              14160 DALLAS PARKWAY, SUITE 300, DALLAS, TEXAS 75240
                     (Address of principal executive office)


                                 (972) 770-5600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES x NO ___

                        See notes to financial statements
                                                   1
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                                           September 30, 1996             December 31, 1995
                                                              (Unaudited)                     (Audited)
                                     ASSETS

Cash and cash equivalents                                 $      8,966,688                $     7,606,857

Accounts receivable, less allowance
  for doubtful accounts of
  $4,200,344
  and $3,489,937                                                   571,429                        210,409

Prepaid Expenses and other                                         103,140                        129,714

Deferred charges, less accumulated
  amortization of $736,884 and
  $734,146                                                         528,470                        614,051

Property and improvements, net                                  22,451,669                     25,251,255
                                                          ----------------                ---------------

  Total assets                                            $     32,621,396                $    33,812,286
                                                          ================                ===============



                       LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued
  expenses                                                $      1,165,096                $     1,526,209

Operating facility accounts payable                                101,844                         83,194

Mortgage loans payable-in-default                                        0                      2,068,539

Mortgage loans payable                                           7,335,039                      7,707,062
                                                          ----------------                ---------------

   Total liabilities                                             8,601,979                     11,385,004

Partnership equity - 4,172,457 and
  4,172,457 Partnership units
  outstanding                                                   24,019,417                     22,427,282
                                                          ----------------                ---------------

   Total liabilities and equity                           $     32,621,396                $    33,812,286
                                                          ================                ===============

                       See notes to finanaical statements
                                                   5

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                            Three months ended,          Three months ended,
                                                            September 30, 1996           September 30, 1995
                                                            ------------------           ------------------

Revenues:
   Rental                                                     $     1,115,121              $     1,237,352
   Net patient services                                               936,423                      777,062
                                                              ---------------              ---------------
                                                                    2,051,544                    2,014,414
                                                              ---------------              ---------------


Expenses:
   Facility operating expenses                                        916,522                      867,094
   Depreciation                                                       342,901                      402,157
   Lease default expenses                                              45,869                      112,419
   Administrative and other                                           250,516                      129,746
   Bad debts                                                          294,898                      697,016
                                                              ---------------              ---------------
                                                                    1,850,706                    2,208,432
                                                              ---------------              ---------------
       Income from operations                                         200,838                     (194,018)
                                                              ---------------              ---------------


Other Income (expenses):
   Gain on sale                                                             0                      363,785
   Interest income                                                     59,526                       52,618
   Interest expenses                                                 (178,142)                    (267,539)
   Amortization                                                       (28,527)                     (38,572)
                                                              ---------------              ---------------
                                                                     (147,143)                     110,292
                                                              ---------------              ---------------

         Net Income (Loss) before extraordinary item                   53,695                      (83,726)

         Extraordinary item - gain on
            extinguishment of debt                                          0                    2,006,309
                                                              ---------------              ---------------

         Net Income                                           $        53,695              $     1,922,583
                                                              ===============              ===============

NET EARNINGS PER UNIT                                         $           .01              $           .45
                                                              ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                  4,172,457                    4,172,457
                                                              ===============              ===============

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS


                                                           Nine Months ended             Nine months ended
                                                          September 30, 1996             September 30, 1995
                                                          ------------------             ------------------

Revenues:
   Rental                                                  $     3,563,789                $     3,893,335
   Net patient services                                          1,722,662                      3,027,937
                                                           ---------------                ---------------
                                                                 5,286,451                      6,921,272
                                                           ---------------                ---------------


Expenses:
   Facility operating expenses                                   1,653,479                      2,870,603
   Depreciation                                                  1,076,809                      1,351,858
   Lease default expenses                                          104,084                        243,730
   Administrative and other                                        969,788                        857,971
   Bad debts                                                       710,407                      1,033,845
                                                           ---------------                ---------------
                                                                 4,514,567                      6,358,007
                                                           ---------------                ---------------
         Income from operations                                    771,884                        563,265
                                                           ---------------                ---------------


Other Income (expenses):
   Gain on sale                                                    637,528                        363,785
   Interest income                                                 174,067                        130,836
   Interest expenses                                              (608,455)                    (1,087,453)
   Amortization                                                    (85,581)                      (134,934)
                                                           ---------------                ---------------
                                                                   117,559                       (727,766)
                                                           ---------------                ---------------

         Net Income (Loss) before
            extraordinary item                                     889,443                       (164,501)

         Extraordinary item-gain on
            extinguishment of debt                                 702,692                      2,006,309
                                                           ---------------                ---------------

         Net Income                                        $     1,592,135                $     1,841,808
                                                           ===============                ===============

NET EARNINGS PER UNIT                                      $           .37                $           .43
                                                           ===============                ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                               4,172,457                      4,172,457
                                                           ===============                ===============











                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                   STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)


                                                Limited                  General
                                                Partners                Partners                     Total
Allocation of Net Earnings
   (Loss)                                             98%                     2%                      100%
                                                      ===                     ==                      ====


EQUITY (DEFICIT) at
   December 31, 1995                        $   22,449,617          $    (22,335)            $   22,427,282

Net Income                                          38,283                   781                     39,064
                                            --------------          ------------             --------------

EQUITY (DEFICIT) at
   March 31, 1996                               22,487,900               (21,554)                22,466,346

Net Income                                       1,469,388                29,988                  1,499,376
                                            --------------          ------------             --------------

EQUITY (DEFICIT) at
   June 30, 1996                                23,957,288                 8,434                 23,965,722

Net Income                                          52,621                 1,074                     53,695
                                            --------------          ------------             --------------

EQUITY at
   September 30, 1996                       $   24,009,909          $      9,508             $   24,019,417
                                            ==============          ============             ==============

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                    Nine months ended          Nine months ended
                                                                   September 30, 1996         September 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $   1,592,135             $   1,841,808
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Gain on extinguishment of debt                                    (702,692)               (2,006,309)
         Gain sale                                                         (637,528)                 (363,785)
         Bad debts                                                          710,407                 1,033,845
         Depreciation and amortization                                    1,162,390                 1,486,792
         Changes in assets and liabilities:
             Accounts receivable                                         (1,071,427)                 (420,177)
             Prepaid expenses                                                25,802                    10,756
             Accounts payable &
               accrued expenses                                             494,816                  (357,041)
                                                                      -------------             -------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                  1,573,903                 1,225,889
                                                                      -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of property                                            2,246,114                 2,958,287
  Purchases of property and improvement                                     (19,624)                     (760)
  Cash forfeiture on transfer of properties                                       0                   (68,219)
                                                                      -------------             -------------
                    NET CASH PROVIDED
                    IN INVESTING  ACTIVITIES                              2,226,490                 2,889,308
                                                                      -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                (2,440,562)               (1,850,559)
                                                                      -------------             -------------
                    NET CASH USED
                    FINANCING ACTIVITIES                                 (2,440,562)               (1,850,559)
                                                                      -------------             -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                      1,359,831                 2,264,638

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                    7,606,857                 5,606,274
                                                                      -------------             -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                      $   8,966,688             $   7,870,912
                                                                      =============             =============

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                          NOTE TO FINANCIAL STATEMENTS
                      Nine months ended September 30, 1996
                                   (Unaudited)

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

                                                        Nine months ended          Nine months ended
                                                       September 30, 1996         September 30, 1995

Salary and benefit reimbursements                         $    1,066,835            $    1,865,718
Administrative reimbursements                                    220,019                   187,609
Asset management fees                                            560,477                   530,518
Property management fees                                         117,465                   209,134
General partner management fees                                   48,485                    63,695
                                                          --------------            --------------
                                                          $    2,013,281            $    2,856,674
                                                           =============            ==============

C.       VALUATION OF RENTAL PROPERTY

         During 1991 and the first half of 1992, the Registrant experienced defaults by the lessee/operators under eight of its property leases. The result of these numerous defaults is that many of the Registrant's leases have been restructured or the properties have been sold or deeded back to their lender. Specifically, Countryside, with a carrying value of $1,815,932 was sold on May 1, 1996 to a third party buyer for $2,200,000. The Foothills property, with a carrying value of $2,122,179, was deeded to the lender in lieu of foreclosure on July 19, 1995. Diablo/Tamarack, with a carrying value of $2,071,332, was deeded to the lender in lieu of foreclosure on August 1, 1995. Additionally, the Cambridge facility, which had been under a Chapter 11 Reorganization Plan, was discharged from Bankruptcy Court on August 1, 1996.
         As a result of the market conditions in the real estate industry and the historically unsatisfactory operating performance of certain of the rental properties, the carrying values of the Foothills, Countryside, and Diablo/Tamarack properties were written down $3,458,384 to the related non-recourse debt value on these properties at December 31, 1993. At December 31, 1994, the Partnership concluded that the carrying value exceeded estimated fair value on the Cambridge facility. As a result, the carrying value of the Cambridge facility was written down $2,185,381 to the estimated fair market value.

         The balance sheet of the Registrant as of September 30, 1996, shows total assets of $32,621,396, total liabilities of $8,601,979, and Registrant equity of $24,019,417.


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

         As of September 30, 1996, the Registrant purchased eight nursing homes and four rehabilitation centers for a combined price of approximately $ 51.0 million. After completing these acquisitions, Registrant's capital resources consisted of ownership interests in these facilities subject to mortgage debt in the aggregate amount of approximately $16 million which mortgage debt was secured by eight of its properties in amounts equal to 40% - 60% of Registrant's purchase price of the respective property. Most of these loans were non-recourse to Registrant. As of September 30, 1996, Registrant owns four nursing homes and four rehabilitation centers. Four of these properties have mortgage debt.

         Potential sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

         As of September 30, 1996, Registrant had cash and cash equivalents aggregating $8,966,688. The cash and cash equivalents will be used for working capital, negative cash flow, balloon notes due by 1997, emergency reserves, and other restructuring requirements.

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

          Discussion of Three and Nine Months Ending September 30, 1996

         Rental revenues for the nine months ended September 30, 1996, decreased $329,546 from the comparable nine months ended September 30, 1995, due to the sale of Heritage Manor on July 5, 1995 and the termination of its corresponding rental revenues. Net patient services for the nine months ended September 30, 1996, decreased $1,305,275 from the nine months ended September 30, 1995, due to the loss of operations on the Foothills facility to a court appointed receiver in December, 1994, the sale of the Countryside facility on May 1, 1996 and the loss of the Diablo/Tamarack facility on August 1, 1995. The Registrant gained patient revenues from the inclusion of operations of the Cambridge Nursing Home on August 1, 1996. Interest income for the nine months ended September 30, 1996 increased $43,231 from the nine months ended September 30, 1995 primarily due to rising interest rates and increasing cash available for investment.

         In July 1995, the Partnership incurred a $363,785 gain on sale of the Heritage Manor facility. In addition, during the third quarter of 1995, the Partnership incurred a $2,006,309 extraordinary gain on extinguishment of debt, comprising a $895,005 gain on the transfer of the Diablo/Tamarack facility and a $1,111,304 gain on the transfer of the Foothills facility. On May 1, 1996, the Registrant sold the Countryside facility to a third party buyer for $2,200,000, incurring a $637,528 gain on sale and a $702,692 extraordinary gain on extinguishment of debt.

         Facility operating expenses for the nine months ended September 30, 1996, decreased by $1,217,124 from the comparable 1995 period primarily due to the loss of operations of the Foothills facility, the Countryside facility and the Diablo/Tamarack facility. Facility operating expenses include the operating expenses of the Cambridge Nursing Home as of August 1, 1996. Depreciation for the nine months ended September 30, 1996, decreased $275,049 from the comparable 1995 period and is primarily due to the loss of the Foothills, Countryside, Diablo/Tamarack, and Heritage Manor facilities. Lease default expense decreased $139,646 for the nine months ended September 30, 1996 from the comparable 1995 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, increased $111,817 for the nine months ended September 30, 1996 in comparison to 1995 and is primarily due to increased administrative reimbursements and professional fees. Bad debt expense for the nine months ended September 30, 1996 decreased $323,438 from the comparable 1995 period primarily due to the decreasing bad debt provision on Partnership advances and rent provisions to the Cambridge facility. Interest expense and amortization for the nine months ended September 30, 1996 decreased by $478,998 and $49,353, respectively, from the comparable 1995 period, and is primarily due to the loss of the Foothills, Countryside, Diablo/Tamarack, and Heritage Manor facilities.

         For the three months ended September 30, 1996 as compared with the three months ended September 30, 1995, the Partnership's revenue and operating expenses were impacted by the same shifts of revenue and expenses as discussed above, with the exception of increased patient revenue and facility operating expenses due to the inclusion of the Cambridge facility.

         Cash and cash equivalents as of September 30, 1996 increased $1,359,831 over the balance at December 31, 1995. Increased cash for the nine months ending September 30, 1996 in comparison to 1995 is primarily due to improved operating cash flow from discontinued operations of the Foothills and sale proceeds from the sale of the Heritage Manor facility and the Countryside facility. Net accounts receivable of $571,429 at September 1996 reflected an increase of $361,020 over 1995 year-end balances and is due to the inclusion of the Cambridge facility operations as of August 1, 1996. Accounts payable, accrued expenses, and facility accounts payable balances decreased $342,463 at September 30, 1996, from December 31, 1995 and is primarily due to accrued interest and vacation expense write-offs on the transfer and sale of the Diablo/Tamarack, Foothills, and Countryside facilities.

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

         The lender of both the Cane Creek and Cedarbrook notes agreed to extend their loan to December 1, 2001, pending completion of final paperwork.

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

         Cambridge facility. The lessee of the Cambridge facility, Nursing Centers of America-Cambridge ("NCAC") , filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease or the removal of NCAC from the direct operational control of the facility.

         Based on certain interpretations of state regulations, the Registrant could have become liable for approximately $1,400,000 in connection with the recovery of prior Medicaid overpayments. Additionally, property taxes were owed to the City of Cambridge. On May 24, 1993, Registrant reached an agreement with the bankrupt operator of the Cambridge facility to repossess that facility pending emergence from Bankruptcy Court. It became the responsibility of Registrant to file a bankruptcy plan to take this property out of the jurisdiction of the Bankruptcy Court. In December 1995, Registrant reached a settlement with the State of Massachusetts and the City of Cambridge with regard to the outstanding issues facing the Cambridge facility. This settlement was approved by the United States Bankruptcy Court in Florida in the fourth quarter of 1995. On August 1, 1996, Cambridge Nursing Home Limited Liability Company, a subsidiary of the Registrant, acquired the assets of Cambridge Nursing Home, thus releasing the current operations of the facility from the jurisdictions of the Bankruptcy Court. The subsidiary of the Registrant now has the assets and operates the property.

         Heritage Manor facility. The Heritage Manor facility was sold in May 1995 for $3,075,000 and the Partnership netted $1,458,287 after payment of fees and mortgage balance.

         Trinity Hills, McCurdy, and Hearthstone facilities. The Registrant's other facility lessees are all current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that two of these lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee continues to fund the deficit lease cash flow.


         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant has been engaged in litigation in an attempt to recover damages from defaulting lessees and their guarantors. Such actions involve claims against a prior operator of the Diablo/Tamarack facility. In certain cases counterclaims against Registrant have been either threatened or filed. Registrant does not believe any materially adverse judgements are likely from these counter claims.

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