Form 10-K/A
period 1995-12-31
HEALTHCARE PROPERTIES L P
filed 1996-12-10
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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



Dallas, Texas
February 7, 1996

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                             (A Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994



                                   Assets                                            1995               1994
                                   ------                                            ----               ----

Cash and cash equivalents                                                         $   7,606,857           5,606,274

Accounts receivable, less allowance for doubtful accounts of
    of $3,489,937 in 1995 and $1,934,335 in 1994 (note 9)                               210,409             567,244

Prepaid expenses                                                                        129,714             171,853

Property and improvements, net (notes 3, 4 and 5)                                    25,251,255          33,696,257

Deferred charges, less accumulated amortization of $734,146
    in 1995 and $837,348 in 1994 (note 7)                                               614,051             873,363
                                                                                   ------------        ------------
                                                                                   $ 33,812,286          40,914,991
                                                                                     ==========          ==========

                     Liabilities and Partnership Equity

Accounts payable and accrued expenses (note 4)                                    $   1,526,209           3,106,407

Operating facility accounts payable                                                      83,194             362,967

Mortgage loans payable - in default (note 4)                                          2,068,539           6,590,221

Mortgage loans payable (note 4)                                                       7,707,062           9,678,447
                                                                                    -----------         -----------
                                                                                     11,385,004          19,738,042
                                                                                     ----------          ----------

Partnership equity (deficit):
     Limited partners (4,172,457 units)                                              22,449,617          21,489,281
     General partners                                                                   (22,335)           (312,332)
                                                                                  -------------        ------------
                                                                                     22,427,282          21,176,949

Contingencies (notes 2, 3, 4 and 6)

                                                                                   $ 33,812,286          40,914,991
                                                                                     ==========          ==========


          See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                             (A Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993

                                                                  1995               1994                1993
                                                                  ----               ----                ----
Revenues (notes 5, 6 and 9):
    Net patient service                                          $ 3,268,800          6,698,751           6,237,907
    Rental                                                         5,100,085          5,296,655           5,347,379
    Recovery of note receivable                                            -                  -           1,900,000
    Gain on sale of investment                                             -                  -             539,025
    Other income                                                      50,139            579,075                   -
                                                                 -----------       ------------   -----------------
                                                                   8,419,024         12,574,481          14,024,311
                                                                   ---------         ----------          ----------
Expenses:
    Facility operating expenses                                    3,238,004          6,597,068           6,150,899
    Depreciation                                                   1,721,605          1,911,876           1,951,854
    Fees to affiliates (note 7)                                    1,279,428          1,581,765           1,667,626
    Bad debts                                                      1,585,555            919,737             786,418
    Lease default expenses (note 6)                                  286,108            453,140             399,088
    Administrative and other                                         114,625            222,055             283,760
                                                                  ----------       ------------        ------------
                                                                   8,225,325         11,685,641          11,239,645
                                                                   ---------         ----------          ----------
                Income from operations                               193,699            888,840           2,784,666
                                                                  ----------       ------------         -----------

Other income (expense):
    Interest income                                                  185,650            102,511             150,984
    Interest expense                                              (1,324,845)        (1,645,647)         (1,660,471)
    Amortization                                                    (171,265)          (195,782)           (212,281)
    Loss on disposition of operating
      properties, net (note 3)                                    (1,237,420)                 -                   -
    Loss due to reduction of carrying value of
      operating properties (note 3)                                        -         (2,185,381)         (3,458,384)
                                                             ---------------        -----------         -----------
                                                                  (2,547,880)        (3,924,299)         (5,180,152)
                                                                   ---------        -----------         -----------
                Loss before extraordinary item                    (2,354,181)        (3,035,459)         (2,395,486)
                                                                   ---------        -----------         -----------

Extraordinary gain on disposition of
    operating properties (note 3)                                  3,604,514                  -                   -
                                                                   ---------  ------------------  ------------------
                Net income (loss)                                $ 1,250,333         (3,035,459)         (2,395,486)
                                                                   =========        ===========         ===========

Allocation of net income (loss):
    Limited partners                                             $   960,336         (2,974,750)         (2,347,576)
    General partners                                                 289,997            (60,709)            (47,910)
                                                                  ----------      -------------       -------------
                                                                 $ 1,250,333         (3,035,459)         (2,395,486)
                                                                   =========        ===========         ===========
Per unit:
    Loss before extraordinary item
                                                                 $      (.56)              (.71)               (.56)
    Extraordinary gain
                                                                         .79                  -                   -
    Net income (loss)                                            $       .23               (.71)               (.56)

    Distributions                                                $         -                  -                 .06

Weighted average number of units                                   4,172,457          4,172,457           4,172,457
                                                                   =========        ===========         ===========


          See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                             (A Limited Partnership)

                  Consolidated Statements of Partnership Equity

                  Years ended December 31, 1995, 1994 and 1993



                                                              Limited             General
                                                             Partners            Partners              Total

Equity at December 31, 1992                                 $ 27,061,607           (203,713)          26,857,894

    Net loss                                                  (2,347,576)           (47,910)          (2,395,486)

    Distributions                                               (250,000)                 -             (250,000)
                                                            ------------       ------------         ------------
Equity at December 31, 1993                                   24,464,031           (251,623)          24,212,408

    Net loss                                                  (2,974,750)           (60,709)          (3,035,459)
                                                             -----------           --------          -----------
Equity at December 31, 1994                                   21,489,281           (312,332)          21,176,949

    Net income                                                   960,336            289,997            1,250,333
                                                            ------------            -------          -----------
Equity at December 31, 1995                                 $ 22,449,617            (22,335)          22,427,282
                                                              ==========           ========           ==========


          See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                             (A Limited Partnership)
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993


                                                                     1995              1994             1993
                                                                     ----              ----             ----
Cash flows from operating activities:
    Net income (loss)                                              $ 1,250,333        (3,035,459)      (2,395,486)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                                1,892,870         2,107,658        2,164,135
        Bad debts                                                    1,585,555           919,737          786,418
        Loss on disposition of operating properties,
          net                                                        1,237,420                 -                -
        Extraordinary gain on disposition of
          operating properties                                      (3,604,514)                -                -
        Loss due to reduction of carrying value
          of operating properties                                            -         2,185,381        3,458,384
        Gain on sale of investment                                           -                 -         (539,025)
        Recovery of note receivable                                          -                 _       (1,900,000)
        Changes  in  assets  and   liabilities,
          net  of  effects  of  property
          dispositions:
            Accounts receivable                                     (1,228,720)         (850,301)        (811,229)
            Prepaid expenses                                            39,406           (11,473)        (101,880)
            Deferred charges                                                 -                 -         (491,030)
            Accounts payable and accrued expenses                      (89,940)        1,018,878          696,077
                                                                   -----------         ---------       ----------
                  Net cash provided by operating
                    activities                                       1,082,410         2,334,421          866,364
                                                                     ---------         ---------       ----------

Cash flows from investing activities:
    Purchases of property and improvements                                (760)         (514,406)         (65,278)
    Proceeds from sale of property                                   2,958,287                 -                -
    Cash forfeiture on disposition of property
      held in receivership                                             (67,969)                -                -
    Proceeds from sale of investment                                         -                 -          939,025
    Recovery of note receivable                                              -                 -        1,900,000
                  Net cash provided by (used in)
                    investing activities                             2,889,558          (514,406)       2,773,747
                                                                     ---------        ----------        ---------

Cash flows from financing activities:
    Payments on mortgage loans payable                              (1,971,385)         (444,352)        (654,441)
    Distributions to limited partners                                        -                 -         (250,000)
                                                               ---------------    --------------       ----------
                  Net cash used in financing activities             (1,971,385)         (444,352)        (904,441)
                                                                     ---------         ---------       ----------

Net increase in cash and cash equivalents                            2,000,583         1,375,663        2,735,670
Cash and cash equivalents at beginning of year                       5,606,274         4,230,611        1,494,941
                                                                     ---------         ---------        ---------
Cash and cash equivalents at end of year                           $ 7,606,857         5,606,274        4,230,611
                                                                     =========         =========        =========

Cash paid for interest                                             $   850,747           981,346          987,106
                                                                    ==========        ==========       ==========

See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                             (A Limited Partnership)

                   Notes to Consolidated Financial Statements





                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                             (A Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993



(1)    General

       HealthCare Properties, L.P., is a Delaware limited partnership which began operations on October 14, 1987, for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Effective February 1, 1995, Capital Senior Living, Inc., (CSL), an affiliate of Capital Realty Group Senior Housing, Inc. (CRG), became the managing agent for the Partnership replacing CRG, which had been managing agent since July 1, 1992. At the time CRG began managing the Partnership, several of the Partnership's properties were in distress due to defaults by lessees of the respective properties (see note 6).

       On June 9, 1993, a Consent Solicitation was circulated to the limited partners soliciting their consent to certain amendments to the Partnership Agreement. The results of this solicitation, which became effective July 1, 1993, were as follows:

       o CRG was admitted and substituted as the sole general partner of the Partnership.

       o The name of the Partnership was changed from Jacques-Miller HealthCare Properties, L.P. to HealthCare Properties, L.P.

       o Certain fee and compensation arrangements with the general partner were revised.

       o   Certain restrictions on refinancing Partnership debt were removed.

       o Retention of the Partnership's operating cash flow for the purpose of acquiring additional Partnership properties was permitted.

       o Restrictions on repurchasing limited partnership units by the Partnership were eliminated.

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

       At December 31, 1995, 1994 and 1993, the status of the Partnership's properties was as follows:

                                                                             1995       1994       1993
                                                                             ----       ----       ----

         Operated under bankruptcy and managed by CSL                           1          1          1

         Leased to unaffiliated operators on a triple net basis                 7          8          8

         Operated by subsidiaries of the Partnership and
             managed by CSL                                                     1          2          3

         Operated and managed under receivership by
             an unaffiliated operator                                           -          1          -
                                                                                -        ---        ---
                                                                                9         12         12
                                                                                =         ==         ==

       During 1995, one of the Partnership's leased properties was sold to an unrelated third party and the deeds for two of the Partnership's operated properties were transferred to the noteholders in lieu of foreclosure (see note 3).

(2)    Summary of Significant Accounting Policies

       Property and improvements are stated at cost. The Partnership assesses market values of individual properties to determine whether events and circumstances warrant an adjustment to carrying values. These evaluations are based on internally-developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to fair value based on either the expected future cash flows, discounted at a rate which varies based on associated risk or an independent third-party appraisal. Notwithstanding the above, the carrying value of a property securing nonrecourse debt is not reduced below the respective debt balance except to the extent depreciation is provided subsequent to the writedown.

       Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using declining-balance and straight-line methods, as follows: buildings and improvements, 25 to 31 years; furniture, fixtures and equipment, 5 to 10 years.

       The financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1995, 1994 or 1993. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1995, 1994 or 1993.

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

       Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs are being amortized using the straight-line method over the lives of the related leases or mortgage loans.

       Net patient service revenue is reported at the estimated net realizable amounts due from residents, third-party payors, and others for service rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

       Net patient service revenue consists of amounts earned at a one facility for the year ended December 31, 1995 and one facility from January 1, 1995 to July 31, 1995. Net patient service revenue consists of amounts earned at two facilities for the years ended December 31, 1994 and 1993 and one facility from January 1, 1993 through November 30, 1994.

       The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. Deductions to the allowance for doubtful accounts were $29,953, $32,426 and $-0- for 1995, 1994 and 1993, respectively.

       The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

       Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

(3)    Property and Improvements

       Property and improvements consist of:

                                                                                      December 31
                                                                                      -----------
                                                                                 1995               1994
                                                                                 ----               ----

         Land                                                                $   3,570,802           6,739,171
         Buildings and improvements                                             34,467,946          42,932,875
         Furniture, fixtures and equipment                                       1,851,124           2,244,646
                                                                               -----------         -----------
                                                                                39,889,872          51,916,692
         Allowance for reduction in carrying value of
              operating properties                                              (3,026,898)         (5,643,765)
                                                                               -----------         -----------
                                                                                36,862,974          46,272,927
         Less accumulated depreciation                                          11,611,719          12,576,670
                                                                                ----------          ----------
                                                                             $  25,251,255          33,696,257
                                                                                ==========          ==========

       The following property dispositions occurred during 1995:


                                     Net property        Mortgage                       Net            Net gain on
                                   and improvements     loans payable     Other       proceeds         disposition

        Sale of Heritage Manor
            on July 5, 1995          $ 2,530,645      (1,500,000)         63,857     (1,458,287)          363,785

        Deed transferred to
          noteholder in lieu of
          foreclosure:
               Foothills               2,122,178      (2,360,895)       (872,587)             -         1,111,304
               Diablo/Tamarack         2,071,334      (2,160,787)       (802,552)             -           892,005
                                       ---------      ----------      ----------   ---------------     ----------
                                     $ 6,724,157      (6,021,682)     (1,611,282)    (1,458,287)        2,367,094
                                       =========       =========       =========      =========         =========

       "Other" consists primarily of accrued interest payable and deferred charges (prepaid loan fees).

       Effective December 1, 1994, the Foothills property was placed in receivership. The deed to the property was subsequently transferred to the noteholder in lieu of foreclosure on July 19, 1995. The resulting net gain is comprised of (1) an ordinary loss of $914,435, representing the difference between the carrying value and the fair value of the property and, (2) an extraordinary gain of $2,025,739 representing the difference between the fair value of the property, and the mortgage loan payable including accrued interest payable.

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

       Combined operating results for Foothills, Countryside and Diablo/Tamarack follows:

                                                                    1995               1994             1993
                                                                    ----               ----             ----

         Net patient service revenue                              $ 3,268,800          6,698,751        6,237,907
                                                                    ---------          ---------        ---------

         Facility operating expenses                                3,238,004          6,597,068        6,150,899
         Depreciation                                                 275,815            369,401          378,045
         Fees to affiliates                                           319,454            650,740          435,851
         Bad debts                                                    325,921             52,263          112,760
         Lease default expenses                                       120,258             81,014           75,907
                                                                   ----------        -----------      -----------
                                                                    4,279,452          7,750,486        7,153,462
                                                                    ---------          ---------        ---------
         Loss from operations                                     $(1,010,652)        (1,051,735)        (915,555)
                                                                    =========          =========       ==========
         Interest expense                                         $   457,691            664,306          673,365
                                                                   ==========         ==========       ==========

(4)    Mortgage Loans Payable

       Mortgage loans payable consist of the following:

                                                                                      1995              1994
                                                                                      ----              ----

         Mortgage loans payable - in default (note 3)                                $ 2,068,539         6,590,221
         Mortgage loans payable                                                        7,707,062         9,678,447
                                                                                       ---------       -----------
                           Total mortgage loans payable                              $ 9,775,601        16,268,668
                                                                                       =========        ==========

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

           1996                             $ 3,266,182
           1997                               1,456,637
           1998                                 127,428
           1999                                 141,470
           2000                                 157,061
           2001 and thereafter                4,626,823
                                              ---------
                                            $ 9,775,601

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

(6)    Lease Defaults

       Prior to 1993, the Partnership experienced defaults by lessees of several of its properties. In connection with those defaults, the Partnership assumed operating responsibility for the Countryside and Foothills properties during 1992.

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

              ReLife will pay contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997.

       During 1994 ReLife was acquired by HealthSouth Rehabilitation Corp.

       Approximate expenses related to lease defaults are as follows:

                                                                         1995              1994             1993
                                                                         ----              ----             ----

         Property taxes and trade payables                            $       -           208,000           48,000
         Legal and professional fees                                    286,000           245,000          351,000
                                                                        -------           -------          -------
                                                                      $ 286,000           453,000          399,000
                                                                        =======           =======          =======

       Delinquent rentals fully reserved by the Partnership as a result of the defaults approximated $674,000 in 1995, 1994 and 1993.

       Other income in 1994 primarily consists of $560,000 in recovered administrative expenses owed the Partnership from the former operator of two of the Partnership's properties.

(7)    Related Party Transactions

       Approximate fees paid to the general partner and affiliates of the general partner are as follows:

                                                                     1995                1994             1993
                                                                     ----                ----             ----

           Asset management fees                                   $   712,000          731,000          734,000
           Property management fees                                    252,000          472,000          436,000
           Administrative and other expenses                           235,000          266,000          389,000
           General partner management fees                              80,000          113,000          109,000
                                                                   -----------       ----------       ----------
                                                                   $ 1,279,000        1,582,000        1,668,000
                                                                     =========        =========        =========

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

(8)    Income Taxes

       Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:

                                                                             Years ended December 31
                                                                             -----------------------
                                                                     1995              1994              1993
                                                                     ----              ----              ----
         Total partners' equity - financial statement
            basis                                                 $ 22,427,282         21,176,949       24,212,408
         Current year tax basis net earnings
            over (under) financial statement basis                  (2,942,675)         2,552,427        3,424,077
         Cumulative tax basis net earnings over
            financial statement basis                                8,079,253          5,526,826        2,102,749
                                                                   -----------        -----------      -----------
         Total partners' equity - federal income
            tax basis                                             $ 27,563,860         29,256,202       29,739,234
                                                                    ==========         ==========       ==========

       Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

(9)    Business and Credit Concentrations

       The Partnership's nine facilities are located throughout the continental United States. The four facilities operated by a common operator (note 6) are located in the southeastern United States and accounted for approximately $2,367,000 (28%), $2,292,000 (18%) and $2,292,000 (16%) of
       Partnership revenues in 1995, 1994 and 1993, respectively. One property leased to an unaffiliated operator accounted for approximately $977,000 (12%) of Partnership revenues in 1995.

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

       The Partnership does not require collateral or other security to support financial instruments subject to credit risk.

(10)   Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments presented below.

       (a)    Cash and Cash Equivalents, Receivables and Payables

              The carrying amount approximates fair value because of the short maturity of these instruments.

       (b)    Mortgage Loans Payable

              The fair value of the Partnership's mortgage loans payable is calculated by discounting scheduled cash flows through maturity using discount rates that are currently available to the Partnership on other borrowings with similar risk and maturities. Issuance costs and other expenses that would be incurred in an actual borrowing are not reflected in this amount. The fair value of the mortgage loan in default at December 31, 1995 is not included in the calculation as it was not considered practicable to calculate this amount due to the uncertainty surrounding the repayment terms of this debt (see note 3).

                                                                           Carrying
                                                                             value          Fair value

                Mortgage loans payable                                   $ 7,707,062          7,641,333
                                                                           =========          =========

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