Form 10-K
period 1996-12-31
HEALTHCARE PROPERTIES L P
filed 1997-03-31
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from______ to ______.

Commission file number 0-17695.

                           HealthCare Properties, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                62-1317327
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

14160 DALLAS PARKWAY, SUITE 300, DALLAS, TEXAS                         75240
--------------------------------------------------------------------------------
(Address of principal executive officers)                            (Zip Code)

Registrant's telephone number, including area code:      (972) 770-5600
                                                       ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference.     NONE
                                        ------

                             Exhibit Index Page : 32

                                TABLE OF CONTENTS


PART I                                                                      Page

Item 1   Business                                                              2

Item 2   Properties                                                            3

Item 3   Legal Proceedings                                                     4

Item 4   Submission of Matters to a Vote of Security Holders                   5

PART II

Item 5   Market for Registrant's Common Equity
          and Related Security Holder Matters                                  6

Item 6   Selected Financial Data                                               7

Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Item 8   Financial Statements and Supplementary Data                          11

Item 9   Changes in and Disagreements with Accountants on Accounting          11
          and Financial Disclosure

PART III

Item 10  Directors and Executive Officers of the Registrant                   12

Item 11  Executive Compensation                                               14

Item 12  Security Ownership of Certain Beneficial Owners and Management       14

Item 13  Certain Relationships and Related Transactions                       15

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     32

SIGNATURES                                                                    34

                                     PART I

Item 1.  Business

         HealthCare Properties, L.P. ("Registrant"), is a Delaware limited partnership formed in March 1987, for the purpose of acquiring, leasing and operating, of existing or newly constructed health care properties. The General Partner of Registrant is Capital Realty Group Senior Housing, Inc. ("Capital")

         The offering of Registrant's limited partnership interests (the "Units") terminated on August 31, 1989, although some Units were sold to existing investors pursuant to Registrant's distribution reinvestment plan (the "Plan") until July of 1991 when the Plan was suspended. Registrant received gross proceeds from the offering of $43,373,269 and net proceeds of $38,748,791.

         All of the net proceeds of the offering were originally invested in 12 properties (the "Properties") or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of December 31, 1996, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Registrant's properties and their history.

         As of December 31, 1996, Registrant had seven properties leased to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of Cambridge Nursing Home to Cambridge Nursing Home Limited Liability Company ("Cambridge LLC"), a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court

         All of Registrant's triple net leases with unaffiliated operators require operators to make necessary repairs and Registrant inspects or receives reports from each facility at least annually to insure that necessary repairs are made. Registrant is responsible for capital improvements and debt service payments under mortgage obligations secured by certain properties.

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

         For the year ended December 31, 1996, Registrant's Properties accounted for, in the aggregate, in excess of 97% of Registrant's gross revenues.

         Registrant's strategy is to maintain and hold its properties for long-term appreciation. Registrant may reinvest net sale or refinancing proceeds in additional health care properties.

         The terms of the transactions between Registrant and affiliates of the General Partner of Registrant are set forth below. Also, See Item 13 below.

Transaction with Capital

         In June 1993, the holders of Units ("Unit Holders") approved the replacement of the existing general partners of the Partnership, Jacques-Miller, Inc. and Jacques and Associates, L.P., (collectively, the "Prior General Partners"), with Capital as well as various amendments to the Partnership Agreement of the Partnership (the "Partnership Agreement").

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

Employees

         The registrant is managed by an affiliate of Capital. There were no employees of Registrant at December 31, 1996.

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

Item 2.  Properties

         Registrant owns eight properties at December 31, 1996 consisting of four nursing homes and four rehabilitation centers purchased between October 1987 and October 1990. Four facilities were newly constructed when purchased. Four facilities are security for mortgage loans. Two of these loans are non-recourse to Registrant while two loans are guaranteed by Registrant. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The following table summarizes key information about each of Registrant's properties:


                                             HEALTHCARE PROPERTIES, L.P.
                                                  PROPERTY SUMMARY

                                    CEDARBROOK                CANE CREEK        CRENSHAW CREEK             SANDY BROOK
                                    ----------------------------------------------------------------------------------
Location                            Nashville, TN             Martin, TN        Lancaster, SC             Mt. Dora, FL
Type                                Rehab                     Rehab             Rehab                     Rehab
Date Purchased                      10/87                     11/87             6/88                      9/88

Purchase Price                      $3,955,000                $4,000,000        $3,900,000                $4,200,000
Original Mortgage Amount            $2,000,000                $2,200,000        $0                        $0
12/31/96 Mortgage Balance           $899,029                  $789,199          $0                        $0
Mortgage Maturity                   June 30, 1997             December 1, 2001  N/A                       N/A
End of Lease Term                   2001                      2001              2001                      2001

                                    CAMBRIDGE                 TRINITY HILLS     HEARTHSTONE               MCCURDY
                                    ----------------------------------------------------------------------------------
Location                            Cambridge, MA             Ft. Worth, TX     Round Rock, TX            Evansville, IN
Type                                Nursing                   Nursing           Nursing                   Nursing
Date Purchased                      9/90                      2/88              11/88                     9/89

Purchase Price                      $5,100,000                $2,700,000        $3,625,000                $7,100,000
Original Mortgage Amount            $0                        $0                $1,500,000                $4,700,000
12/31/96 Mortgage Balance           $0                        $0                $1,341,859                $4,177,328
Mortgage Maturity                   N/A                       N/A               July 1, 1997              April 1, 2012
End of Lease Term                   N/A                       2000              2000                      2001

Item 3.  Legal Proceedings

A. On April 4, 1991, Registrant initiated the filing of an involuntary Chapter 7 bankruptcy proceeding against SentinelCare of California, Inc. ("SentinelCare"), the lessee of Registrant's Diablo/Tamarack facility. This action resulted in Registrant gaining operating control of the Diablo facility on April 29, 1991.

On January 21, 1992 Registrant won a judgment against Mr. Barry Lieberman (a guarantor of SentinelCare's lease) in connection with his guaranties and is currently pursuing efforts to collect on that judgment in the Connecticut state courts.

B. In December 1991, Registrant initiated litigation in Massachusetts against NCA Cambridge Nursing Home (NCAC) and Richard Wolfe (NCAC's operator/lessee and a guarantor of NCAC's lease obligations to Registrant) in an attempt to enforce certain obligations of NCAC and Mr. Wolfe under the terms of NCAC's lease of Registrant's Cambridge Nursing Home facility. In February 1992, NCAC filed a voluntary Chapter 11 proceeding in the Southern District of Florida. Registrant subsequently learned that in addition to NCAC's default under certain terms of its lease, the State of Massachusetts asserted claims against NCAC regarding prior Massachusetts Medicaid payments made to NCAC for fiscal years 1988 through 1991. The Massachusetts claims were against NCAC; however, Massachusetts has regulations requiring successor operators of a facility to indemnify the state for its losses suffered in connection with a prior operator of the same facility. It was therefore possible that Registrant could have been subject to such liability based on certain interpretations of state regulations. As a result, the Registrant could have become liable for approximately $1,400,000 in connection with the recovery of Medicaid overpayments. Additionally, property taxes were owed to the City of Cambridge in an amount in excess of $600,000. On May 24, 1993, Registrant reached an agreement with Mr. Wolfe to repossess that facility pending emergence from Bankruptcy Court. In December 1995, Registrant reached a settlement with the State of Massachusetts and the City of Cambridge with regard to the outstanding issues facing the Cambridge facility. This settlement was approved by the United States Bankruptcy Court. The settlement eliminated the Registrant's exposure in connection with the $1,400,000 Medicaid overpayments and allowed the Registrant to pay a settlement amount with regard to unpaid property taxes. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court. The Registrant has filed an administrative claim for advances and past due rent in the Bankruptcy Court. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

C. The prior General Partner of Registrant informed the mortgage lender of Countryside in April 1992 that all debt service payments were being suspended and that the respective mortgage obligations of the Registrant needed to be restructured. This was due to the poor overall financial performance of the facility. Capital conducted negotiations concerning such debt restructuring and subsequently sold the Countryside facility on May 1, 1996 to a third party buyer for approximately $2,200,000. With the sale proceeds, Registrant paid off the lender on Countryside an amount agreed to by the lender in full settlement of all obligations to the lender. Registrant netted approximately $26,000 in cash as a result of this sale, after payment to lender and closing costs. Registrant also obtained full release of all potential liability from the lender.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

                                     PART II

Item 5.Market for Registrant's Common Equity and Related Security Holder Matters

         At March 19, 1997, there were 2360 Unit Holders of record in Registrant owning an aggregate of 4,172,457 Units. There is no public market for these Units and Capital does not plan to list the Units on a national exchange or automated quotation system. Registrant formerly had a liquidity reserve feature which, under certain circumstances, permitted Unit Holders to liquidate their Units. Due to inadequate liquidity of Registrant and the adverse impact on Unit values caused by defaults of certain of Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve in March of 1991. Due to the valuation formula required to be used by Registrant in any such redemptions, it is unlikely that the General Partner will be able to reinstate the liquidity feature in the foreseeable future.

         Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Unit Holders to transfer their Units. In all cases, the General Partner must consent in writing to any substitution of an Unit Holder. The Internal Revenue Code contains provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has established a policy of imposing limited restrictions on the transferability of the Units in private transactions. This policy is intended to prevent a public trading market from developing and may impact the ability of a Unit Holder to liquidate his investment quickly. This policy will remain in effect until such time, if ever, as further changes in the Internal Revenue Code permit Registrant to alter the scope of the restrictions.

         The ability of Registrant to make distributions of Operating Cash Flow is dependent upon operational performance of properties operated by Registrant and collection of adequate rental revenues from properties leased to third party operators.

Item 6.  Selected Financial Data

                                             HEALTHCARE PROPERTIES, L.P.
                                          (A Delaware Limited Partnership)

                                    December 31, 1996, 1995, 1994, 1993 and 1992
                                    (not   covered  by   Independent   Auditors'
                                    Report)

                                               Year Ended December 31

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
                         1996                1995             1994               1993              1992
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Total Assets         $32,487,547        $33,812,286        $40,914,991       $43,375,924        $45,979,774
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Mortgage Debt         $7,207,414         $9,775,601        $16,268,668       $16,713,020        $17,367,461
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Total Revenue from
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Operations            $7,560,104         $8,419,024        $12,574,481       $14,024,311         $9,773,866
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Weighted Average
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Number of Units        4,172,457          4,172,457          4,172,457         4,172,457          4,172,457
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Net Income (Loss)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Income (Loss) Before $684,651        $(2,354,181)       $(3,035,459)      $(2,395,486)         $(598,318)
    Extraordinary Item
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Extraordinary Gain   $952,692         $3,604,514                 $0                $0                 $0
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Net Income (Loss)  $1,637,343         $1,250,333        $(3,035,459)      $(2,395,486)         $(598,318)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Net Income (Loss)
   Per Unit
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Income (Loss) before    $0.16             $(0.56)            $(0.71)           $(0.56)            $(0.14)
    Extraordinary Item
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Extraordinary Gain      $0.23              $0.79                 $0                $0                 $0
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Net Income (Loss)       $0.39              $0.23             $(0.71)           $(0.56)            $(0.14)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Net Income (Loss)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Tax                  $794,101        $(1,692,342)         $(393,245)       $1,710,132          $(648,013)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
   Per Unit                 $.19              $(.41)             $(.09)             $.41             $(0.15)
============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====

============== ---- ------------- ----- ------------ ---- ------------- ---- ------------ ----- ------------ ====
Cash Distributions            $0                 $0                 $0          $250,000                 $0
============== ==== ============= ===== ============ ==== ============= ==== ============ ===== ============ ====
  Per Unit                    $0                 $0                 $0              $.06                 $0
============== ==== ============= ===== ============ ==== ============= ==== ============ ===== ============ ====


The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3. "Property and Improvements" to the Consolidated Financial Statements for discussion of property dispositions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Registrant raised gross proceeds from the offering of over $43,300,000 and purchased twelve properties. Registrant does not anticipate additional capital investments by Unit Holders. Sources for Registrant's liquidity include rental revenues from lessees of certain of Registrant's properties, operational income from properties operated by a subsidiary of Registrant, potential proceeds from mortgage financing on one or more of Registrant's four unleveraged properties, or potential sale proceeds from any of Registrant's eight properties. The Registrant anticipates sufficient cash flow to meet debt service requirements and cover all other operational expenses. The Registrant may reinvest net sale proceeds and available cash in additional healthcare properties. For further information, see the discussion below on each individual property.

         Registrant ended 1996 with cash and cash equivalents of $8,995,455 as compared with $7,606,857 at December 31, 1995. Cash and cash equivalents primarily increased in 1996 due to improved cash flow provided by operating activities.

         Accounts receivable at December 31, 1996 were approximately $794,000 as compared to $210,000 at December 31, 1995. This increase during 1996 is primarily from the inclusion of operations of Cambridge LLC on August 1, 1996.

         Accounts payable and accrued expenses were approximately $1,004,000 at December 31, 1996, as compared to $1,526,000 at December 31, 1995. This decrease resulted largely from the reduction of accrued interest and property taxes in connection with the Countryside facility which was sold on May 1, 1996.

         Operating facility accounts payable of approximately $211,000 at December 31, 1996, and $83,000 at December 31, 1995, related to the Cambridge LLC and Countryside facilities, respectively.

         Decreases from December 31, 1995 to 1996 in property and improvements, deferred charges and mortgage loans payable in default primarily relate to the sale of the Countryside property in 1996.

                  Two loans of the Registrant became due in January 1996; however, one loan was extended to March 31, 1996 and subsequently extended to June 30, 1997. The Registrant is currently negotiating extension of the loan until December 1, 2001. The lender of the other loan agreed to extend the loan to December 1, 2001, pending completion of final loan documents.

         The mortgage loan for the Hearthstone facility becomes due on July 1, 1997. The Registrant will make a decision by the second quarter of 1997 as to whether to refinance this mortgage loan.

Results of Operations

         Rental revenues were approximately $4,590,000 in 1996 compared to approximately $5,100,000 in 1995, and approximately $5,297,000 in 1994. The decrease of rental revenues from 1994 to 1995 and from 1995 to 1996 is primarily due to the loss of lease revenue generated from the Heritage Manor property upon its sale on July 5, 1995.

         Patient revenues of approximately $2,970,000 for the year ended December 31, 1996, approximately $3,269,000 for the year ended December 31, 1995, and approximately $6,699,000 for the year ended December 31, 1994, related to the operations at the Cambridge LLC, Countryside, Diablo/Tamarack, and Foothills facilities. The decrease in patient revenues for 1996 as compared to 1995 resulted from the sale of the Countryside facility on May 1, 1996 and was partially offset by the commencement of operations of Cambridge LLC on August 1,1996. The decrease in patient revenues for 1995 as compared to 1994 resulted from the transfers of the Diablo/Tamarack and Foothills facilities back to the respective lenders in 1995.

         During 1996, the gain on disposition of operating properties of approximately $388,000 and extraordinary gain of approximately $953,000 resulted from the sale of the Countryside facility. During 1995, the loss on disposition of operating properties of approximately $1,237,000 and extraordinary gain of approximately $3,605,000 resulted from the sale of Heritage Manor and transfers of the Diablo/Tamarack and Foothills facilities.

         During 1994, other income of $579,075 primarily resulted from the collection of $560,000 in legal claims from the former operator of the Foothills and Countryside facilities.

         Facility operating expenses were approximately $2,728,000 in 1996 compared to approximately $3,238,000 in 1995, and approximately $6,597,000 in 1994. The decrease in facility operating expenses in 1996, compared to 1995, resulted from the sale of the Countryside facility on May 1, 1996 and was partially offset by the commencement of operations of Cambridge LLC on August 1,1996. The decrease in facility operating expenses in 1995, compared to 1994, resulted from the transfers of the Foothills and Diablo/Tamarack facilities in 1995.

         Depreciation was approximately $1,418,000 for 1996, $1,722,000 for 1995, and $1,912,000 for 1994. Depreciation decreased in 1996 and 1995 due to the above mentioned dispositions of properties.

         Fees to affiliates were approximately $1,276,000, $1,279,000, and $1,582,000 for the years ended 1996, 1995, and 1994, respectively. Fees to affiliates were relatively unchanged from 1996 compared to 1995. The decrease of fees to affiliates in 1995 from 1994 resulted from decreased management fees upon transfers of the Diablo/Tamarack and Foothills facilities.

         Lease default expenses of approximately $115,000, $286,000, and $453,000 for the years ended 1996, 1995, and 1994, respectively, decreased in 1996 and 1995 due to the resolution of the Countryside, Cambridge, Diablo/Tamarack and Foothills lease defaults.

         Administrative and other expenses were approximately $192,000, $115,000, and $222,000 for the years ended 1996, 1995, and 1994, respectively. Administrative and other expenses increased from 1995 to 1996 due to the increased accounting and professional fees. Administrative and other expenses decreased from 1994 to 1995 due to decreased professional fees, rent and travel expenses.

         Bad debt expense was approximately $875,000, $1,586,000, and $920,000 for the years ended 1996, 1995, and 1994, respectively. Bad debt expense decreased in 1996, compared to 1995, because the Registrant stopped making lease rent accruals on the Cambridge facility, which accruals had been fully reserved by the Registrant, upon release of facility operations by the Bankruptcy Court on August 1, 1996. See Item 3. "Legal Proceedings". Bad debt expense increased in 1995, compared to 1994, primarily due to bad debt allowance provided on advances made to NCAC to pay property taxes on the Cambridge facility.

         Interest income was approximately $239,000, $186,000, and $103,000 for the years ended 1996, 1995, and 1994, respectively. Interest income increased in 1996 and 1995 from 1994 due to additional interest earned on net proceeds received upon the sale of Heritage Manor and increased operational cash flow.

         Amortization was approximately $114,000, $171,000, and $196,000 for the years ended 1996, 1995, and 1994, respectively. Amortization decreased in 1996 and 1995, compared to the prior year, primarily due to fully amortized deferred costs for the Diablo/Tamarack, Countryside, and Foothills facilities.

         Interest expense was approximately $784,000, $1,325,000, and $1,646,000 for the years ended 1996, 1995, and 1994, respectively. Interest expense decreased in 1996 from 1995 due to the repayment of the mortgage upon the sale of the Countryside facility. Interest expense decreased in 1995 from 1994 due to the repayment of the mortgage upon the sale of Heritage Manor and the transfer of the Diablo/Tamarack and Foothills mortgages back to the lenders.

         In the fourth quarter of 1994, the Cambridge property which had been carried at $4,185,381 was written down to the appraised value of $2,000,000.

         This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Operations of the Registrant's Properties

     Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook facilities. Rebound, Inc. (a subsidiary of HealthSouth Corporation) leases the Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook properties pursuant to a master lease with the Registrant.

         Due to low occupancy of the Sandybrook facility, it was closed in 1994 and at this time the lessee has not provided any information on when it might reopen. Rental payments in March and April 1995 were discontinued by HealthSouth causing an interruption in the master lease. Registrant met with HealthSouth and those payments were subsequently made in the second quarter of 1995. Subsequent to that time period, all payments have been made on a timely basis. In February 1997, the Registrant was notified by HealthSouth of the closing of the Cedarbrook facility due to the low occupancy. At this time, the Registrant cannot determine when this facility might reopen. HealthSouth has continued to make lease payments on a timely basis.

         Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. The Cedarbrook note was extended through March 31, 1996 and subsequently extended to June 30, 1997. The Registrant is currently negotiating extension of the loan until December 1, 2001. The lender of the Cane Creek note agreed to extend the loan to December 1, 2001, pending completion of final loan documents.

         Countryside facility. On May 1, 1996, the Countryside facility was sold to a third party buyer for approximately $2,200,000. With the sale proceeds, Registrant paid off the lender on Countryside an amount agreed to by the lender in full settlement of all obligations to the lender. Registrant netted approximately $26,000 in cash as a result of this sale, after payment to lender and closing costs. Registrant also obtained a full release of all potential liability from the lender.

         Cambridge facility The lessee of the Cambridge facility, NCAC, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC. See Item 3, B.

         On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the facility from the jurisdiction of the United States Bankruptcy Court.

         Trinity Hills, McCurdy. and Hearthstone facilities The Registrant's other facility lessees are all current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that two of these lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee continues to fund the lease deficit.

Impact of Inflation

         To offset potential adverse effect of inflation, Registrant has required each of its unaffiliated tenants to execute "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. Such leases generally require additional participating rent payments based on certain increases in the lessee's collected revenues. To the extent that Registrant undertakes to operate certain facilities through wholly-owned subsidiaries, those subsidiaries, and ultimately Registrant, will be directly exposed to the inflationary pressures on health care industry operating costs.

Item 8.  Financial Statements and Supplementary Data

         See the Consolidated Financial Statements with Independent Auditors'
          Report thereon.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         (a) The Registrant is a Limited Partnership managed by an affiliate of Capital and has no directors, officers, or significant employees.


         (b)      The General Partner of Registrant is:

                  Capital Realty Group Senior Housing, Inc., ("Capital") a Texas corporation, that was formed under the laws of the State of Texas in 1988.

         (c) As of December 31, 1996 the officers and directors of Capital, the General Partner, were:

     Name                      Age     Position
     Jeffrey L. Beck           52      Chief Executive Officer and Director
     James A. Stroud           46      Chief Operating Officer, Secretary
                                        and Director
     Keith N. Johannessen      40      President
     David Beathard            49      Vice President
     Rob L. Goodpaster         44      National Director of Marketing
     David Brickman            38      Vice President
     Robert F. Hollister       41      Controller

     JEFFREY L. BECK, age 52. Mr. Beck has served as an officer and a director of Capital since December 1988, most recently serving as Chief Executive Officer since November 1990. He owns 50% of Capital Realty Group Corporation, the parent of Capital and has served as its Chief Executive Officer since February 1988. From 1975 to 1985, he was President of Beck Properties, Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas. Mr. Beck served as Chairman of the American Senior Housing Association.

         JAMES A. STROUD, age 46. Mr. Stroud has served as an officer and a director of Capital since December 1988, most recently serving as Chief Operating Officer and Secretary since May 1991. He owns 50% (through a trust) of Capital Realty Group Corporation, the parent of Capital and has served as its President, Secretary and a Director since February 1988. From 1984 until 1985, he was Executive Vice-President of Equity Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice & Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of Texas with honors, and his L.L.M. in taxation from New York University with honors. While at New York University, he was a graduate editor of the New York University Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the Assisted Living Facilities Association of America, a member of the Health Industry Council, President-elect of the National Association for Senior Living Industries ("NASLI"), and has delivered speeches on health care topics to the NASLI, National Investment Conference, and the Urban Land Institute.

         KEITH N. JOHANNESSEN, age 40. Mr. Johannessen became Executive Vice President of Capital in May 1993 with responsibility for supervising the day-to-day operations of Capital's retirement communities. In March 1994, Mr. Johannessen became President of Capital. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central Region for the health care practice of Ernst & Young LLP, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September 1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York. Mr. Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries and the American Association of Homes and Services for the Aging.

     DAVID BEATHARD, age 49. Mr. Beathard is Vice President of Capital with responsibility for supervising the daily operations of Capital Nursing Homes and Senior Communities. Prior to joining Capital, Mr. Beathard was a management consultant for the retirement housing industry in Ohio. From 1978 to 1991, Mr. Beathard served as Executive Director , Regional Administrator, Regional Vice President, and Vice President and Director of Operations Management for Life
Care Services Corp. Mr. Beathard has been in the senior housing and services business for 20 years.

     ROB L. GOODPASTER, age 44. Mr. Goodpaster became National Director of Marketing of Capital in December 1992, with overall responsibility for marketing and lease-up functions of Capital's managed properties. With 19 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992. From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association of Senior Living Industry and the Texas Association of Retirement Communities.

         DAVID BRICKMAN, age 38. Mr. Brickman has served as Vice President and Counsel of Capital since 1992. Mr. Brickman received his bachelor of Arts degree from Brandeis University. He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of South Carolina School of Business Administration and a Masters of Health Administration from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from 1986 through 1987 with Cigna Health Plan, Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with LifeCo Travel Management Company located in Houston, Texas. In addition to his legal responsibilities, Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.

     ROBERT F. HOLLISTER, age 41. Mr. Hollister has served as Controller of Capital since 1992. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting as well as private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.

(d)      Section 16 (a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of Capital or beneficial owner of more than ten percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 1996 except that the following persons or entities failed to file in a timely basis the following reports: Capital filed five late reports on Form 4 reporting fourteen transactions; Capital Retirement Group, Inc. filed five late reports on Form 4 reporting four transactions; Capital Senior Living Communities, L.P. filed five late reports on Form 4, reporting fourteen transactions; and each of Messrs. Beck and Stroud filed five late reports on Form 4, reporting fourteen transactions.

Item 11. Executive Compensation

         The Registrant has no officers or directors. The officers and directors of the General Partner receive no direct current remuneration from Registrant nor is it proposed that they receive remuneration in such capacities. Registrant is required to pay certain fees to the General Partner or its affiliates, make distributions, and allocate a share of the profits and losses of Registrant to the General Partner. The relationship of the General Partner (and its directors and officer) to its affiliates is set forth above in Item 10. Reference is also made to Note 7 of the Notes to the Consolidated Financial Statements included herein, for a description of such distributions, allocations and the compensation and reimbursements paid to the General Partner and certain affiliates. Also see Item 13. "Certain Relationships and Related Transactions" for additional information.

         There  are  no  compensatory  plans  or  arrangements   resulting  from
resignation or retirement of the partners, directors or executive officers of the General Partner which require payments to be received from Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Aside from Capital Senior Living Communities, L.P., an affiliate of Capital, which owns 37.5% of outstanding units of Registrant as of March 27, 1997, no other person or group owns more than 5% of Registrant as of March 27, 1997.

         (b) No partners, officers or directors of the General Partner directly own any Units at March 19, 1997. However, Messrs. Beck and Stroud (through a trust) each own indirectly 50% of Capital and they may be deemed beneficial owners of the Units owned by Capital and Capital Senior Living Communities, L.P. Capital also owns a 2% interest in the Registrant as the general partner.

Item 13. Certain Relationships and Related Transactions

         Under the terms of the Partnership Agreement, Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of Registrant's profits and losses.

         The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in Registrant's Partnership Agreement, for their services rendered to Registrant in connection with the selection and purchase of any property by Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Registrant's properties may not exceed the lesser of: (a) 2% of the gross proceeds of Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 1996 and 1995 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2% of the price of additional properties payable from Net Sale or Refinancing Proceeds utilized solely for the acquisition. No such fees were paid in 1996 or in 1995.

         Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6% of the costs of any newly constructed property which is acquired by Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 1996 or in 1995 in connection with such services. The Prior General Partners earned $455,000 since inception.

         Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing of a Registrant property, a mortgage placement fee equal to the lesser of: (a) 2% of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. No such fees were paid in 1996 or 1995.

         Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a Registrant property, and shall be entitled to receive the lessor of: (a) 3% of the sale price of the Registrant's property, or (b) an amount not to exceed 50% of the standard real estate commission. Amounts earned by the General Partner in 1996 for the sale of Countryside were $66,000 and in 1995 for the sale of the Heritage Manor was $92,250.

         For property management services, the General Partner or its affiliates are entitled to receive leasing and property management fees. Since most of Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its affiliates received 1% of the monthly gross rental or operating revenues, totaling approximately $72,000, $80,000, and $113,000 in 1996, 1995, and 1994,
respectively.  Property  management  fees  paid  to  the  General  Partner  were approximately  $208,000,  $252,000,  and  $474,000  in  1996,  1995,  and  1994,
respectively. Asset management fees paid to the General Partner were approximately $740,000, $712,000, and $731,000 in 1996, 1995, and 1994,
respectively.

         The General Partner may be reimbursed for its direct expenses relating to offering and administration of Registrant. The General Partner or its affiliates received $256,000, $235,000, and $266,000 reimbursements for such out-of-pocket expenses in 1996, 1995, and 1994, respectively.

         In addition, a 50% owner of the General Partner is chairman of the board and an owner of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
HealthCare Properties, L.P.:


We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of
December  31,  1996  and  1995,  and  the  related  consolidated  statements  of operations, partnership equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                         KPMG Peat Marwick LLP



Dallas, Texas
February 7, 1997, except as to the fifth paragraph of note 4, which is as of March 21, 1997

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



                                   Assets                                                1996                1995
                                   ------                                                ----                ----

Cash and cash equivalents                                                         $   8,995,455           7,606,857

Accounts receivable, less allowance for doubtful accounts of
    of $4,225,811 in 1996 and $3,489,937 in 1995 (notes 6 and 9)                        794,234             210,409

Prepaid expenses                                                                         85,295             129,714

Property and improvements, net (notes 3, 4 and 5)                                    22,112,619          25,251,255

Deferred charges, less accumulated amortization of $765,409 in
    1996 and $734,146 in 1995                                                           499,944             614,051
                                                                                   ------------        ------------
                                                                                   $ 32,487,547          33,812,286
                                                                                     ==========          ==========

                     Liabilities and Partnership Equity

Accounts payable and accrued expenses (note 4)                                     $  1,004,204           1,526,209

Operating facility accounts payable                                                     211,304              83,194

Mortgage loans payable - in default (note 4)                                                  -           2,068,539

Mortgage loans payable (note 4)                                                       7,207,414           7,707,062
                                                                                    -----------         -----------
                                                                                      8,422,922          11,385,004
                                                                                    -----------          ----------

Partnership equity (deficit):
     Limited partners (4,172,457 units)                                              24,058,684          22,449,617
     General partner                                                                      5,941             (22,335)
                                                                                 --------------       -------------
                                                                                     24,064,625          22,427,282

Commitments and contingencies (note 4)
                                                                                   $ 32,487,547          33,812,286
                                                                                     ==========          ==========


See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                                          1996             1995             1994
                                                                          ----             ----             ----
Revenues (notes 5, 6 and 9):
    Net patient service                                              $ 2,969,991       3,268,800        6,698,751
    Rental                                                             4,590,113       5,100,085        5,296,655
    Other income                                                               -          50,139          579,075
                                                                     -----------     -----------     ------------
                                                                       7,560,104       8,419,024       12,574,481
                                                                       ---------       ---------       ----------
Expenses:
    Facility operating expenses                                        2,727,909       3,238,004        6,597,068
    Depreciation                                                       1,418,293       1,721,605        1,911,876
    Fees to affiliates (note 7)                                        1,275,833       1,279,428        1,581,765
    Bad debts                                                            875,143       1,585,555          919,737
    Lease default expenses                                               114,523         286,108          453,140
    Administrative and other                                             192,385         114,625          222,055
                                                                      ----------      ----------     ------------
                                                                       6,604,086       8,225,325       11,685,641
                                                                       ---------       ---------       ----------
                Income from operations                                   956,018         193,699          888,840
                                                                      ----------      ----------     ------------

Other income (expense):
    Interest income                                                      239,215         185,650          102,511
    Interest expense                                                    (784,092)     (1,324,845)      (1,645,647)
    Amortization                                                        (114,107)       (171,265)        (195,782)
    Gain (loss) on disposition of operating
      properties, net (note 3)                                           387,617      (1,237,420)               -
    Loss due to reduction of carrying value of
      operating properties (note 3)                                            -               -       (2,185,381)
                                                                 ---------------  ---------------     -----------
                                                                        (271,367)     (2,547,880)      (3,924,299)
                                                                      ----------       ---------      -----------
                Income (loss) before extraordinary item                  684,651      (2,354,181)      (3,035,459)
                                                                      ----------       ---------      -----------

Extraordinary gain on disposition of
    operating properties (note 3)                                        952,692       3,604,514                -
                                                                      ----------       ---------      -----------
                Net income (loss)                                    $ 1,637,343       1,250,333       (3,035,459)
                                                                       =========       =========      ===========

Allocation of net income (loss):
    Limited partners                                                 $ 1,609,067         960,336       (2,974,750)
    General partners                                                      28,276         289,997          (60,709)
                                                                     -----------      ----------    -------------
                                                                     $ 1,637,343       1,250,333       (3,035,459)
                                                                       =========       =========      ===========

Per unit:
    Income (loss) before extraordinary item                          $       .16            (.56)            (.71)
    Extraordinary gain                                                       .23             .79                -
                                                                             ---             ---              ---
    Net income (loss)                                                $       .39             .23             (.71)
                                                                             ===             ===              ===
    Distributions                                                    $         -               -                -
Weighted average number of units                                       4,172,457       4,172,457         4,172,457
                                                                       =========       =========       ===========

See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partnership Equity

                  Years ended December 31, 1996, 1995 and 1994



                                                              Limited             General
                                                             Partners             Partner              Total

Equity at December 31, 1993                                 $ 24,464,031           (251,623)          24,212,408

    Net loss                                                  (2,974,750)           (60,709)          (3,035,459)
                                                             -----------           --------          -----------
Equity at December 31, 1994                                   21,489,281           (312,332)          21,176,949

    Net income                                                   960,336            289,997            1,250,333
                                                            ------------            -------          -----------
Equity at December 31, 1995                                   22,449,617            (22,335)          22,427,282

    Net income                                                 1,609,067             28,276            1,637,343
                                                             -----------           --------          -----------
Equity at December 31, 1996                                 $ 24,058,684              5,941           24,064,625
                                                              ==========          =========           ==========


See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994

                                                                         1996             1995            1994
                                                                         ----             ----            ----
Cash flows from operating activities:
    Net income (loss)                                               $ 1,637,343         1,250,333       (3,035,459)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                                 1,532,400         1,892,870        2,107,658
        Bad debts                                                       875,143         1,585,555          919,737
        (Gain) loss on disposition of operating
          properties, net                                              (387,617)        1,237,420                -
        Extraordinary gain on disposition of operating
          properties                                                   (952,692)       (3,604,514)               -
        Loss due to reduction of carrying value of
          operating properties                                                -                 -        2,185,381
        Changes in assets and liabilities, net of
          effects of property dispositions:
            Accounts receivable                                      (1,458,968)       (1,228,720)        (850,301)
            Prepaid expenses                                             43,647            39,406          (11,473)
            Accounts payable and accrued expenses                       443,384           (89,940)       1,018,878
                                                                     ----------       -----------        ---------
                  Net cash provided by operating activities           1,732,640         1,082,410        2,334,421
                                                                      ---------         ---------        ---------

Cash flows from investing activities:
    Purchases of property and improvements                              (21,969)             (760)        (514,406)
    Proceeds from sale of property                                    2,246,114         2,958,287                -
    Cash forfeiture on disposition of property held in
      receivership                                                            -           (67,969)               -
                                                                 ---------------       ----------       ----------
                  Net cash provided by (used in)
                    investing activities                              2,224,145         2,889,558         (514,406)
                                                                      ---------         ---------       ----------

Cash flows from financing activities - payments on
    mortgage loans payable                                           (2,568,187)       (1,971,385)        (444,352)
                                                                      ---------         ---------       ----------

Net increase in cash and cash equivalents                             1,388,598         2,000,583        1,375,663
Cash and cash equivalents at beginning of year                        7,606,857         5,606,274        4,230,611
                                                                      ---------         ---------        ---------
Cash and cash equivalents at end of year                            $ 8,995,455         7,606,857        5,606,274
                                                                      =========         =========        =========

Cash paid for interest                                             $    716,910           850,747          981,346
                                                                     ==========        ==========       ==========


See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)    General

       HealthCare Properties, L.P., is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Effective July 1, 1993, Capital Realty Group Senior Housing, Inc. (CRG) became the sole general partner of the Partnership. Effective February 1, 1995, Capital Senior Living, Inc., (CSL), an affiliate of CRG became the managing agent for the Partnership replacing CRG, which had been managing agent since July 1, 1992.

       At December 31, 1995, CRG owned approximately 9% of the Partnership's limited partner units. During 1996, Capital Senior Living Communities, L.P. (CSLC), an affiliate of CRG, acquired CRG's 9% interest in the Partnership. In addition, CSLC purchased approximately 16% of the limited partner units from unaffiliated limited partners. At December 31, 1996 and 1995, CSLC owned approximately 31% and 6% of the Partnership's limited partner units, respectively.

       The consolidated financial statements as of and for the years ended December 31, 1995 and 1994 include the accounts of the Partnership and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc. and Countryside Care, LP. In addition, the consolidated financial statements as of and for the year ended December 31, 1996 include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge
       LLC), which began operating Cambridge Nursing Home effective August 1, 1996 (see note 6). All significant intercompany accounts and transactions have been eliminated in consolidation.

       At December 31, 1996, 1995 and 1994, the status of the Partnership's properties was as follows:

                                                                             1996       1995       1994
                                                                             ----       ----       ----

         Operated under bankruptcy and managed by CSL                           -          1          1

         Leased to unaffiliated operators on a triple net basis                 7          7          8

         Operated by subsidiaries of the Partnership and
             managed by CSL                                                     1          1          2

         Operated and managed under receivership by
             an unaffiliated operator                                           -          -          1
                                                                               --         --         --
                                                                                8          9         12
                                                                               ==         ==         ==

       During 1996, one of the properties (Countryside) operated by a subsidiary of the Partnership was sold to an unrelated third party. Additionally, during 1996, the operations of the property (Cambridge) previously operated under bankruptcy and managed by CSL were transferred to Cambridge LLC. CSL continues to manage this property (see note 6). During 1995, one of the Partnership's leased properties was sold to an unrelated third party and the deeds for two of the Partnership's operated properties were transferred to the noteholders in lieu of foreclosure (see note 3).

(2)    Summary of Significant Accounting Policies

       Property and improvements are stated at cost. The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The fair value is based on either the expected future cash flows discounted at a rate which varies based on associated risk or an independent third-party appraisal. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Partnership's 1996 financial position or results of operations.

       Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using declining-balance and straight-line methods, as follows: buildings and improvements, 25 to 31 years; furniture, fixtures and equipment, 5 to 10 years.

       The financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1996, 1995 or 1994. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1996, 1995 or 1994.

       Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis (ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference, and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner.
        No distributions were made in 1996, 1995 or 1994.

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

       The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. Deductions to the allowance for doubtful accounts were $45,682, $29,953 and $32,426 for 1996, 1995 and 1994, respectively.

       The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

       Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

(3)    Property and Improvements

       Property and improvements consist of:

                                                                                      December 31
                                                                                      -----------
                                                                                 1996              1995
                                                                                 ----              ----

         Land                                                                $   3,145,803        3,570,802
         Buildings and improvements                                             31,397,383       34,467,946
         Furniture, fixtures and equipment                                       1,603,965        1,851,124
                                                                               -----------      -----------
                                                                                36,147,151       39,889,872
         Allowance for reduction in carrying value of
              operating properties                                              (2,185,381)      (3,026,898)
                                                                               -----------      -----------
                                                                                33,961,770       36,862,974
         Less accumulated depreciation                                          11,849,151       11,611,719
                                                                                ----------       ----------
                                                                              $ 22,112,619       25,251,255
                                                                                ==========       ==========

       The following property dispositions occurred during 1996 and 1995:

                                       Net property   Mortgage loans
                                            and           payable                        Net       Net gain on
                                       improvements                       Other       proceeds     disposition
        1996:                          -------------  --------------    ---------    -----------     ---------
            Sale of Countryside
               on May 1, 1996            $ 1,742,401    (2,068,539)       (987,804)      (26,367)    1,340,309
                                           =========     =========      ==========   ===========     =========
        1995:
            Sale of Heritage
               Manor on July 5,
               1995                      $ 2,530,645    (1,500,000)         63,857    (1,458,287)      363,785
            Deed transferred to
               noteholder in lieu
               of foreclosure:
                  Foothills                2,122,178    (2,360,895)       (872,587)            -     1,111,304
                  Diablo/Tamarack          2,071,334    (2,160,787)       (802,552)            -       892,005
                                           ---------     ---------      ----------  --------------  ----------
                                         $ 6,724,157    (6,021,682)     (1,611,282)   (1,458,287)    2,367,094
                                           =========     =========       =========     =========     =========

       "Other" consists primarily of disposition costs, accrued interest payable and deferred charges (prepaid loan fees).

       The Countryside property was sold to an unrelated third-party investor on May 1, 1996 for $2,246,114. The resulting net gain is comprised of (1) an ordinary gain of $387,617 representing the difference between the carrying value of the property and the sales proceeds and (2) an extraordinary gain of $952,692 representing the difference between the agreed-upon cash settlement with the lender and the mortgage loan payable including accrued interest payable.

       The Heritage Manor property was sold on July 5, 1995 to an unrelated third-party investor for $3,075,000. With the proceeds, the Partnership paid the $1,500,000 mortgage loan balance. The resulting net gain of $363,785 represents the difference between the carrying value of the property and the sales proceeds.

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

       In 1994, management concluded that the carrying value of its Cambridge property exceeded its estimated fair value. As a result, in the fourth quarter of 1994, this property, which had been carried at $4,185,381, was written down to $2,000,000.

       Combined operating results for Cambridge, Foothills, Countryside and Diablo/Tamarack follows:

                                                             1996                1995              1994
                                                             ----                ----              ----

         Net patient service revenue                       $ 2,969,991           3,268,800         6,698,751
                                                             ---------           ---------         ---------

         Facility operating expenses                         2,727,909           3,238,004         6,597,068
         Depreciation                                          248,134             275,815           369,401
         Fees to affiliates                                    261,517             319,454           650,740
         Bad debts                                              79,682             325,921            52,263
         Lease default expenses                                 35,923             120,258            81,014
                                                           -----------          ----------       -----------
                                                             3,353,165           4,279,452         7,750,486
                                                             ---------           ---------         ---------
         Loss from operations                              $  (383,174)         (1,010,652)       (1,051,735)
                                                            ==========           =========         =========
         Interest expense                                  $    67,181             457,691           664,306
                                                           ===========          ==========        ==========

       1996 operating results consist of amounts at the Cambridge facility from August 1, 1996 through December 31, 1996 and at the Countryside facility from January 1, 1996 through April 30, 1996. Operating results consist of amounts at the Countryside facility for the year ended December 31, 1995 and at the Diablo/Tamarack facility from January 1, 1995 through July 31, 1995. 1994 operating results consist of amounts at the Countryside and Diablo/Tamarack facilities for the year ended December 31, 1994 and at the Foothills facility from January 1, 1994 through November 30, 1994.

(4)    Mortgage Loans Payable

       Mortgage loans payable consist of the following:

                                                                                  1996               1995
                                                                                  ----               ----

         Mortgage loans payable - in default (note 3)                         $         -          2,068,539
         Mortgage loans payable                                                 7,207,414          7,707,062
                                                                                ---------          ---------
                           Total mortgage loans payable                       $ 7,207,414          9,775,601
                                                                                =========          =========

       Mortgage loans payable (including $5,865,555 and $6,333,183 due to banks at December 31, 1996 and 1995), bear interest ranging from 6.6% to 10.75% at December 31, 1996 and 6.8% to 10.75% at December 31, 1995. These notes are payable in monthly installments of $101,092 at December 31, 1996 and $94,618 at December 31, 1995, including interest. The notes are secured by properties with net book values aggregating $13,246,635 and $14,004,632 at December 31, 1996 and 1995, respectively. The notes range in maturity from 1997 to 2012.

       Mortgage loans payable - in default, consisted of one loan at December 31, 1995, secured by the Countryside property. In 1996, the note secured by the Countryside property was extinguished in connection with the disposition of the property securing the note (see note 3). The note was secured by property with net book value aggregating $1,779,852 at December 31, 1995. The note was in default at December 31, 1995 because of the Partnership's failure to make required debt service payments when due and because of the failure of the former lessee to pay required property taxes to the taxing authorities.

       The Partnership had one mortgage loan aggregating $1,062,237 at December 31, 1995 that was in default as a result of not meeting a debt coverage ratio, as defined. Despite this default, the lender waived this ratio requirement through January 1, 1997. At December 31, 1996, the Partnership met the debt coverage ratio. Accordingly, this loan balance is classified as "mortgage loans payable" in the accompanying consolidated balance sheets.

       Accrued interest payable related to mortgage loans payable - in default aggregated $766,972 at December 31, 1995.

       The Partnership leases four of its properties under a master lease (see note 6). The rentals under the master lease provide additional security for two notes payable used to finance two of the master lease properties. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. One of the lenders agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. On March 21, 1997, the other lender agreed not to exercise its call rights until June 30, 1997. The Partnership is currently negotiating the extension of the note until December 1, 2001.

       Presented below is a summary of required principal payments on mortgage loans payable. The note callable on June 30, 1997 is included in amounts due currently.

           1997                                                $ 2,568,389
           1998                                                    355,176
           1999                                                    385,309
           2000                                                    273,807
           2001                                                    178,193
           2002 and thereafter                                   3,446,540
                                                                 ---------
                                                               $ 7,207,414

(5)    Leases

       The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $192,325, $165,042 and $173,541 in 1996, 1995 and 1994,
       respectively.

       Minimum rentals for the next three years for leases not in default are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals, amounted to $20,502,517 and $21,671,891 at December 31, 1996 and 1995,
       respectively.

(6)    Lease Defaults

       NCA Cambridge, Inc., the lessee of the Partnership's Cambridge Nursing Home (Cambridge) property, petitioned for Chapter 11 bankruptcy protection in 1992. In May 1993, CRG began operating Cambridge under the control of the bankruptcy court pursuant to a settlement agreement with the lessee; however, the results of operations of this property have not been included in the Partnership's consolidated statements of operations for the two years ended December 31, 1995 and from the period January 1, 1996 through July 31, 1996. On August 1, 1996, in accordance with the approval of the bankruptcy court, the operations of Cambridge were transferred to Cambridge LLC, a subsidiary of the Partnership, effectively removing the operations of the property from the jurisdiction of the bankruptcy court. Accordingly, the results of operations of Cambridge are included in the 1996 consolidated statements of operations for the period August 1, 1996 through December 31, 1996.

       In connection with this property, the lessee was overpaid for services to Medicaid patients during the period the lessee operated the property. Based on certain interpretations of state regulations, the Partnership could have been liable for approximately $1,400,000 in connection with the recovery of these Medicaid overpayments. During 1995, the Partnership entered into a settlement agreement with the state of Massachusetts, approved by the bankruptcy court, whereby the $1,400,000 became a general, unsecured claim of the bankruptcy estate of NCA Cambridge, Inc., which will be settled through bankruptcy court proceedings. Additionally, as part of the settlement agreement with the state, the Partnership agreed to loan NCA Cambridge, Inc. $590,000 to pay outstanding real property taxes due on the Cambridge property.
       The Partnership fully reserved for this receivable in 1995.

       Four of the Partnership's properties are subject to a master lease with a single operator, HealthSouth Rehabilitation Corp. (HealthSouth). This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997.

       During 1994, HealthSouth closed the Partnership's Sandybrook facility. In February 1997, HealthSouth closed the Cedarbrook facility. Despite these closures, HealthSouth has continued making its full lease payments under the terms of the master lease.

       Delinquent rentals fully reserved by the Partnership as a result of lease defaults approximated $393,000 in 1996 and $674,000 in 1995 and 1994.

       Other income in 1994 primarily consists of $560,000 in recovered administrative expenses owed the Partnership from the former operator of two of the Partnership's properties.

(7)    Related Party Transactions

       Approximate fees paid to the general partner and affiliates of the general partner are as follows:

                                                                     1996              1995              1994
                                                                     ----              ----              ----

           Asset management fees                                  $    740,000           712,000          731,000
           Property management fees                                    208,000           252,000          472,000
           Administrative and other expenses                           256,000           235,000          266,000
           General partner management fees                              72,000            80,000          113,000
                                                                   -----------       -----------       ----------
                                                                   $ 1,276,000         1,279,000        1,582,000
                                                                     =========         =========        =========

       A 50% partner in CRG is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

       In connection with the sale of Countryside in 1996, the general partner was paid fees aggregating $66,000. In connection with the sale of Heritage Manor in 1995, the general partner was paid fees aggregating $92,250.

(8)    Income Taxes

       Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:

                                                                             Years ended December 31
                                                                             -----------------------
                                                                     1996              1995              1994
                                                                     ----              ----              ----
         Total partners' equity - financial statement
            basis                                                 $ 24,064,625         22,427,282        21,176,949
         Current year tax basis net earnings
            over (under) financial statement basis                    (684,329)        (2,942,675)        2,552,427
         Cumulative tax basis net earnings over
            financial statement basis                                5,136,578          8,079,253         5,526,826
                                                                   -----------        -----------       -----------
         Total partners' equity - federal income
            tax basis                                             $ 28,516,874         27,563,860        29,256,202
                                                                    ==========         ==========        ==========

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements



       Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

(9)    Business and Credit Concentrations

       The Partnership's eight facilities are located in the southeastern United States, Texas, Indiana and Massachusetts. The four facilities operated by HealthSouth (note 6) are located in the southeastern United States and accounted for approximately $2,367,000 (31%), $2,367,000 (28%) and
       $2,292,000  (18%)  of  Partnership  revenues  in  1996,  1995  and  1994, respectively. One property leased to an unaffiliated operator accounted for approximately $1,023,716 (14%) and $977,000 (12%) of Partnership revenues in 1996 and 1995, respectively.

       The Partnership also derives revenue from Medicaid programs funded by the states of Colorado, California, Michigan and Massachusetts. The Partnership derived 14% of its revenues from the Colorado state program during 1994 and 15% and 11% of its revenues from the Michigan state program in 1995 and 1994, respectively. The Partnership derived 15% of its revenues from the state program in Massachusetts in 1996.

       Receivables due from state Medicaid programs aggregated $438,350 and $116,933 at December 31, 1996 and 1995, respectively.

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

                                                              Carrying value        Fair value
                Mortgage loans payable                          $ 7,207,414         7,436,177
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

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)        The following documents are filed as part of this report:

         (1)      Financial Statements

                  The following Consolidated Financial Statements of
                  HealthCare Properties, L.P. and Subsidiaries are incorporated by reference as set forth in PART II, Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - December 31, 1996 and 1995

                  Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

                  Consolidated  Statements of  Partnership  Equity - Years ended
                           December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows- Years ended December 31, 1996, 1995 and 1994

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


27            Financial Data Schedule (included only in Edgar filing)        N/A


28            Partnership Management Agreement, dated July 29, 1992,         N/A
              with Capital Realty Group Properties, Inc. as filed with the Commission in the Third Quarter 10-Q, dated September 30, 1992.

    (b)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                  HEALTHCARE PROPERTIES, L.P.

                  By:  Capital Realty Group Senior Housing, Inc.,
                         General Partner




                  By:/s/James A. Stroud
                     -----------------------
                     James A. Stroud
                     Chief Operating Officer and Director





         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.





By:/s/James A. Stroud                                     March 27, 1997
   ---------------------
   James A. Stroud
   Chief Operating Officer and Director
   (Chief financial, and accounting officer)

By:/s/Jeffrey L. Beck                                     March 27, 1997
   ---------------------
   Jeffrey L. Beck
   Chief Executive Officer and Director