Form 10-Q
period 1997-03-31
HEALTHCARE PROPERTIES L P
filed 1997-05-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549


                                               FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

                                 BALANCE SHEETS


                                                                   March 31,. 1997         December 31, 1996
                                                                     (Unaudited)               (Audited)
                                                     ASSETS        ---------------         -----------------
                                                     ------
Cash and cash equivalents                                           $  9,231,206              $  8,995,455

Accounts receivable, less allowance for doubtful
  accounts of $4,240,811 in 1997 and $4,225,811 in 1996                  932,657                   794,234

Prepaid Expenses and other                                                40,618                    85,295

Property and improvements, net                                        21,800,909                22,112,619

Deferred charges, less accumulated amortization
  of $792,261 in 1997 and $765,409 in 1996                               473,093                   499,944
                                                                         -------                   -------


                                                                    $ 32,478,483                32,487,547
                                                                     ===========                ==========



                       LIABILITIES AND PARTNERSHIP EQUITY

 Accounts payable and accrued expenses                              $    960,883                 1,004,204

Operating facility accounts payable                                       26,262                   211,304

Mortgage loans payable                                                 7,077,893                 7,207,414
                                                                       ---------                 ---------

                                                                       8,065,038                 8,422,922
                                                                       ---------                 ---------

Partnership equity:
  Limited partners (4,172,457 units)                                  24,400,528                24,058,684
  General partner                                                         12,917
                                                                      24,413,445                24,064,625
                                                                      ----------                ----------

                                                                    $ 32,478,483                32,487,547
                                                                      ==========                ==========

                          HEALTHCARE PROPERTIES, L.P.
                            (A Limited Partnership)

                            STATEMENT OF OPERATIONS

                                                                       Three months ended,          Three months ended,
                                                                         March 31, 1997                March 31, 1996
                                                                         --------------                --------------

Revenues:
   Rental                                                               $        1,098,224           $        1,219,335
   Net patient services                                                          1,206,148                      578,512
                                                                        ------------------             ----------------
                                                                                 2,304,372                    1,797,847
                                                                        ------------------             ----------------


Expenses:
   Facility operating expenses                                                   1,134,952                      548,166
   Depreciation                                                                    340,960                      378,980
   Lease default expenses                                                            4,650                       40,071
   Administrative and other                                                        340,070                      415,480
   Bad debts                                                                        13,217                      170,415
                                                                        ------------------             ----------------
                                                                                 1,833,849                    1,553,112
                                                                        ------------------             ----------------
         Income from operations                                                    470,523                      244,735
                                                                        ------------------             ----------------


Other income (expenses):
   Interest income                                                                  77,749                       56,187
   Interest expenses                                                              (172,601)                    (233,331)
   Amortization                                                                    (26,851)                     (28,527)
                                                                        ------------------             ----------------
                                                                                  (121,703)                    (205,671)
                                                                        ------------------             ----------------


         Net income                                                     $          348,820             $         39,064
                                                                        ==================             ================

NET EARNINGS PER UNIT                                                   $              .08             $            .01
                                                                        ==================             ================

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                               4,172,457                    4,172,457
                                                                        ==================             ================

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                        STATEMENTS OF PARTNERSHIP EQUITY


                                                     Limited                 General
                                                    Partners                Partners                      Total
                                                    --------                --------                      -----
Allocation of Net Earnings
   (Loss)                                                98%                      2%                       100%
                                                         ===                      ==                       ====


EQUITY at
   December 31, 1996                            $ 24,058,684              $     5,941              $ 24,064,625

Net Income                                           341,844                    6,976                   348,820
                                                 -----------               ----------               -----------

EQUITY at
   March 31, 1997                               $ 24,400,528              $    12,917              $ 24,413,445
                                                 ===========               ==========               ===========

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               Three months ended         Three months ended
                                                                                 March 31, 1997             March 31, 1996
                                                                                 --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $     348,820              $      39,064
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Bad debts                                                                      13,217                    170,415
         Depreciation and amortization                                                 367,811                    407,507
         Changes in assets and liabilities:
         Accounts receivable                                                          (151,640)                  (129,800)
         Prepaid expenses                                                               44,677                     11,744
         Accounts payable &
           accrued expenses                                                           (228,363)                    52,218
                                                                                      ---------                  ---------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                                          394,522                    551,148
                                                                                      ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and improvement                                                (29,250)                    (7,188)
                                                                                      ---------                  ---------
         NET CASH USED IN
         INVESTING  ACTIVITIES                                                         (29,250)                    (7,188)
                                                                                      ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on mortgage loans payable                                           (129,521)                  (122,188)
                                                                                      ---------                  ---------
         NET CASH USED IN
         FINANCING ACTIVITIES                                                         (129,521)                  (122,188)
                                                                                      ---------                  ---------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                   235,751                    421,772

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               8,995,455                  7,606,857
                                                                                     ---------                  ---------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $  9,231,206                $ 8,028,629
                                                                                     =========                  =========

                          HEALTHCARE PROPERTIES, L.P.
                            (A Limited Partnership)

                          NOTE TO FINANCIAL STATEMENTS
                       Three months ended March 31, 1997
                                  (Unaudited)

A.  ACCOUNTING POLICIES

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1996.

B.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

     Effective July 1, 1993, Capital Realty Group Senior Housing, Inc. ("CRGSH") replaced Jacques-Miller, Inc. and Jacques and Associates, L.P. as the sole General Partner of the Registrant.

     Personnel working at the Property sites and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH. The Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Reimbursements and fees paid to the general partner and affiliates of the general partner are as follows:

                                                              Three months ended         Three months ended
                                                                March 31, 1997             March 31, 1996
                                                              ------------------         ------------------

Salary and benefit reimbursements                             $       787,281             $       399,433
Administrative reimbursements                                          50,285                      90,223
Asset management fees                                                 103,433                     180,000
Property management fees                                               84,285                      40,525
General partner management fees                                        23,023                      11,097
                                                              ---------------             ---------------
                                                              $     1,048,307             $       721,278
                                                              ===============             ===============

Currently, Capital Senior Living Communities, L.P., an affiliate of CRGSH, holds approximately 50% of the outstanding units of the Registrant.


C.      VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Registrant evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 1997, based on the Registrant's evaluation of the properties, the Registrant did not believe that any additional write-down was warranted.

        The balance sheet of the Registrant as of March 31, 1997, shows total assets of $32,478,483, total liabilities of $8,065,038, and Registrant equity of $24,413,445.


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

        All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 1997, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged.

        Potential sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

        As of March 31, 1997, Registrant had cash and cash equivalents aggregating $9,231,206. The cash and cash equivalents will be used for working capital, balloon notes due by 1997, emergency reserves, and other restructuring requirements.

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

Results of Operations

                Discussion of Three Months Ending March 31, 1997

        Rental revenues for the three months ended March 31, 1997, decreased $121,111 from the comparable three months ended March 31, 1996, due to the termination of lease accruals with the prior lessee of the Cambridge facility. Net patient services for the three months ended March 31, 1997, increased $627,636 from the three months ended March 31, 1996. Net patient services for the three months ended March 31, 1997 is for the Cambridge facility, which Registrant assumed management of in August 1996, and net patient services for the three months ended March 31, 1996 is for the Countryside facility, which was sold in May 1996. Interest income for the three months ended March 31, 1997 increased $21,562 from the three months ended March 31, 1996 primarily due to rising interest rates and increasing cash available for investment.

        Facility operating expenses for the three months ended March 31, 1997, increased by $586,786 from the comparable 1996 period. Facility operating expenses for the three months ended March 31, 1997 and 1996 include the operating expenses of the Cambridge Nursing Home and Countryside, respectively. Depreciation for the three months ended March 31, 1997, decreased $38,020 from the comparable 1996 period and is primarily due to the loss of the Countryside facility. Lease default expense decreased $35,421 for the three months ended
March 31, 1997 from the comparable 1996 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, decreased $75,410 for the three months ended March 31, 1997 in comparison to 1996 and is primarily due to decreased administrative reimbursements and asset management fees. Bad debt expense for the three months ended March 31, 1997 decreased $157,198 from the comparable 1996 period primarily due to the decreasing bad debt provision on Partnership advances and rent provisions to the Cambridge facility. Interest expense and amortization for the three months ended March 31, 1997 decreased by $60,730 and $1,676, respectively, from the comparable 1996 period, and is primarily due to the loss of the Countryside facility.

        Cash and cash equivalents as of March 31, 1997 increased $235,751 over the balance at December 31, 1996. Increased cash for the three months ending March 31, 1997 in comparison to 1996 is primarily due to improved operating cash flow. Net accounts receivable of $932,657 at March 31, 1997 reflected an increase of $138,423 over 1996 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $228,363 at March 31, 1997, from December 31, 1996 and is primarily due to the payment of accrued Medicaid liabilities on the Countryside facility.

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

        Countryside facility. The mortgage loan on Countryside was in default from April 1992 onward. On May 1, 1996, Registrant sold the Countryside facility to a third party buyer for $2,200,000. With the sale proceeds, Registrant paid off the lender on Countryside an amount agreed to by the lender in full settlement of all obligations to the lender. Registrant netted $26,000 as a result of this agreed upon sale. Registrant also obtained a full release of all potential liability from the lender.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HEALTHCARE PROPERTIES, L.P.

By:     CAPITAL REALTY GROUP SENIOR HOUSING, INC.
         General Partner



By:     /s/Keith Johannessen
        --------------------
        Keith Johannessen
        President

Date:   May 13, 1997