Form 10-Q
period 1997-06-30
HEALTHCARE PROPERTIES L P
filed 1997-08-18
CIK 814458

SECURITIES AND EXCHANGE COMMISSION}
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                 QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                       OR

(   )               TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695
                         -------

                           HEALTHCARE PROPERTIES, L.P.
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                           62-1317327
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or oganization)                         Identification Number)


              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
                     (Address of principal executive office)


                                 (972) 770-5600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. YES  x    NO
                                                       ----     ----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS



                                            June 30, 1997     December 31, 1996
                                            -------------     -----------------
                                             (Unaudited)          (Audited)
                                             -----------          ---------
                                     ASSETS
                                     ------

Cash and cash equivalents                   $  9,548,043       $  8,995,455

Accounts receivable, less
 allowance for doubtful
 accounts of $4,255,655
 in 1997 and $4,225,811
 in 1996                                         947,337            794,234


Prepaid Expenses and other                        72,723             85,295

Property and improvements, net                21,469,109         22,112,619

Deferred charges, less accumulated
 amortization of $819,111 in 1997
 and $765,409 in 1996                            446,242            499,944
                                            ------------       ------------

                                            $ 32,483,454       $  2,487,547
                                            ============       ============




                        See notes to financial statements
                                       1

                       LIABILITIES AND PARTNERSHIP EQUITY
                       ----------------------------------

 Accounts payable and accrued
  expenses                                  $    820,991       $  1,004,204

Operating facility accounts payable               43,359            211,304

Mortgage loans payable                         6,946,423          7,207,414
                                            ------------       ------------

                                               7,810,773          8,422,922
                                            ------------       ------------

Partnership equity:
 Limited partners (4,172,457 units)           24,654,579         24,058,684
 General partner                                  18,102              5,941
                                            ------------       ------------
                                              24,672,681         24,064,625
                                            ------------       ------------

                                            $ 32,483,454       $ 32,487,547
                                            ============       ============




                        See notes to financial statements
                                       2

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS


                                      Three months ended,   Three months ended,
                                         June 30, 1997         June 30, 1996
                                         -------------         -------------

Revenues:
   Rental                                $   1,059,749          $  1,229,333
   Net patient services                      1,289,147               207,727
                                         -------------          ------------
                                             2,348,896             1,437,060
                                         -------------          ------------


Expenses:
   Facility operating expenses               1,121,592               188,791
   Depreciation                                340,960               354,928
   Lease default expenses                       10,037                18,144
   Administrative and other                    490,041               303,792
   Bad debts                                    14,844               245,094
                                         -------------          ------------
                                             1,977,474             1,110,749
                                         -------------          ------------
       Income from operations                  371,422               326,311
                                         -------------          ------------


Other income (expenses):
   Gain on sale                                      0               387,528
   Interest income                              85,886                58,354
   Interest expenses                          (171,222)             (196,982)
   Amortization                                (26,850)              (28,527)
                                         --------------         -------------
                                              (112,186)              220,373
                                         --------------         -------------
         Net income before
           extraordinary item                  259,236               546,684

         Extraordinary item - gain
           on extinguishment of debt                 0               952,692
                                         -------------          ------------
        Net income                       $     259,236          $  1,499,376
                                         =============          ============

NET EARNINGS PER UNIT                    $         .06          $        .36
                                         =============          ============

WEIGHTED AVERAGE
   NUMBER OF UNITS                           4,172,457             4,172,457
                                         =============          ============




                        See notes to financial statements
                                       3

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS


                                         Six months ended,     Six months ended,
                                           June 30, 1997         June 30, 1996
                                         -----------------     -----------------

Revenues:
   Rental                                  $  2,157,973          $   2,448,668
   Net patient services                       2,495,295                786,239
                                           ------------          -------------
                                              4,653,268              3,234,907
                                           ------------          -------------

Expenses:
   Facility operating expenses                2,256,544                736,957
   Depreciation                                 681,920                733,908
   Lease default expenses                        14,687                 58,215
   Administrative and other                     830,111                719,272
   Bad debts                                     28,061                415,509
                                           ------------          -------------
                                              3,811,323              2,663,861
                                           ------------          -------------
       Income from operations                   841,945                571,046
                                           ------------          -------------

Other income (expenses):
   Gain on sale                                       0                387,528
   Interest income                              163,635                114,541
   Interest expenses                           (343,823)              (430,313)
   Amortization                                 (53,701)               (57,054)
                                           ------------          -------------
                                               (233,889)                14,702
                                           ------------          -------------

         Net income before
           extraordinary item                   608,056                585,748

         Extraordinary item - gain
           on extinguishment of debt                  0                952,692
                                           ------------          -------------
        Net income                         $    608,056          $   1,538,440
                                           ============          =============

NET EARNINGS PER UNIT                      $        .15          $         .37
                                           ============          =============

WEIGHTED AVERAGE
   NUMBER OF UNITS                            4,172,457              4,172,457
                                           ============          =============



                        See notes to financial statements
                                       4

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                        STATEMENTS OF PARTNERSHIP EQUITY



                               Limited          General
                               Partners         Partners           Total
                               --------         --------         ---------
Allocation of Net Earnings
   (Loss)                             98%             2%              100%
                                      ===             ==              ====


EQUITY at
   December 31, 1996         $ 24,058,684       $  5,941        $  24,064,625


Net Income                        341,844          6,976              348,820
                             ------------       --------        -------------

EQUITY at
   March 31, 1997            $ 24,400,528       $ 12,917        $  24,413,445


Net Income                        254,051          5,185              259,236
                             ------------       --------        -------------

EQUITY at
   June 30, 1997             $ 24,654,579       $ 18,102        $  24,672,681
                             ============       ========        =============












                        See notes to financial statements
                                       5

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                           Six months ended    Six months ended
                                            June 30, 1997       June 30, 1996
                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                $   608,056         $ 1,538,440
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
         Gain on extinguishment of debt                0            (952,692)
         Gain on sale                                  0            (387,528)
         Bad debts                                28,061             415,509
         Depreciation and amortization           735,621             790,962
         Changes in assets and
          liabilities:
             Accounts receivable                (181,164)           (279,067)
             Prepaid expenses                     12,572              34,118
             Accounts payable &
               accrued expenses                 (351,158)            176,802
                                             -----------         -----------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES         851,988           1,336,544
                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of property                         0           2,246,114
  Purchases of property and improvement          (38,409)            (10,655)
                                             -----------         -----------
                    NET CASH (USED)
                    PROVIDED IN
                    INVESTING  ACTIVITIES        (38,409)          2,235,459
                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans
          payable                               (260,991)         (2,314,784)
                                             -----------         -----------
                    NET CASH USED IN
                    FINANCING ACTIVITIES        (260,991)         (2,314,784)
                                             -----------         -----------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                             552,588           1,257,219

CASH AND CASH EQUIVALENTS
   Beginning of Period                         8,995,455           7,606,857
                                             -----------         -----------

CASH AND CASH EQUIVALENTS
   End of Period                             $ 9,548,043         $ 8,864,076
                                             ===========         ===========





                        See notes to financial statements
                                       6

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                          NOTE TO FINANCIAL STATEMENTS
                         Six months ended June 30, 1997
                                   (Unaudited)

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


                                        Six months ended       Six months ended
                                          June 30, 1997          June 30, 1996


Salary and benefit reimbursements         $   1,579,494          $    528,936
Administrative reimbursements                    85,694               109,101
Asset management fees                           222,289               383,208
Property management fees                        169,558                53,665
General partner management fees                  45,802                28,781
                                          -------------          ------------
                                          $   2,102,837          $  1,103,691
                                          =============          ============

Currently, Capital Senior Living Communities, L.P., an affiliate of CRGSH, holds approximately 55% of the outstanding Units of the Registrant.

C.       VALUATION OF RENTAL PROPERTY

     Generally accepted accounting principles require that the Registrant evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Registrant performs such evaluations on an on-going basis. During the six months ended June 30, 1997, based on the Registrant's evaluation of the properties, the Registrant did not believe that any additional write-down was warranted.

     The balance sheet of the Registrant as of June 30, 1997, shows total assets of $32,483,454, total liabilities of $7,810,773, and Registrant equity of $24,672,681.


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

     All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of June 30, 1997, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged.

     Potential sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

     As of June 30, 1997, Registrant had cash and cash equivalents aggregating $9,548,043. The cash and cash equivalents will be used for working capital, balloon notes due by 1997, emergency reserves, and other restructuring requirements.

     Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. As a consequence of prior defaults, Registrant suspended cash distributions on July 1, 1991, pending successful resolution of the various problems within its portfolio. Due to the uncertainty of the timing and conditions under which the Liquidity Reserve (which was suspended in March of 1991) might be reactivated, on August 15, 1991, Registrant ceased accepting additional liquidation requests. As required by the Partnership Agreement for Limited Partners to be paid their portion for federal income taxes, a $250,000 and $325,000 cash distribution was made in June 1993 and July 1997, respectively. Future cash distributions will be dependent upon improved operational income and successful refinancing on certain Registrant mortgages.

The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

                  Discussion of Six Months Ending June 30, 1997

     Rental revenues for the six months ended June 30, 1997, decreased $290,695 from the comparable six months ended June 30, 1996, due to the termination of lease accruals with the prior lessee of the Cambridge facility. Net patient services for the six months ended June 30, 1997, increased $1,709,056 from the six months ended June 30, 1996. Net patient services for the six months ended June 30, 1997 is for the Cambridge facility, which Registrant assumed management of in August 1996, and net patient services for the six months ended June 30, 1996 is for the Countryside facility, which was sold in May 1996. Interest income for the six months ended June 30, 1997 increased $49,094 from the six months ended June 30, 1996 primarily due to rising interest rates and increasing cash available for investment.

     Facility operating expenses for the six months ended June 30, 1997, increased by $1,519,587 from the comparable 1996 period. Facility operating expenses for the six months ended June 30, 1997 and 1996 include the operating expenses of the Cambridge Nursing Home and Countryside, respectively. Depreciation for the six months ended June 30, 1997, decreased $51,988 from the comparable 1996 period and is primarily due to the loss of the Countryside facility. Lease default expense decreased $43,528 for the six months ended June 30, 1997 from the comparable 1996 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, increased $110,839 for the six months ended June 30, 1997 in comparison to 1996 and is primarily due to increased professional fees. Bad debt expense for the six months ended June 30, 1997 decreased $387,448 from the comparable 1996 period primarily due to the decreasing bad debt provision on Partnership advances and rent provisions to the Cambridge facility. Interest expense and amortization for the six months ended June 30, 1997 decreased by $86,490 and $3,353, respectively, from the comparable 1996 period, and is primarily due to the loss of the Countryside facility.

     During the second quarter 1996, the Partnership incurred a $387,528 gain on sale and $952,692 extraordinary gain on extinguishment of debt due to the sale of the Countryside facility.

     For the three months ended June 30, 1997 as compared with the three months ended June 30, 1996, the Partnership's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 1997 operating expenses versus second quarter 1996 reflects the same variances as discussed above.

     Cash and cash equivalents as of June 30, 1997 increased $552,588 over the balance at December 31, 1996. Cash decreased for the six months ending June 30, 1997 in comparison to 1996 is primarily due to increasing accounts receivable and decreasing accounts payable and accrued expenses. Net accounts receivable of $947,337 at June 30, 1997 reflected an increase of $153,103 over 1996 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $351,158 at June 30, 1997, from December 31, 1996 and is primarily due to the payment of accrued Medicaid liabilities on the Countryside facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         As of July 1, 1997, Capital Senior Living Communities, L.P. ("CSLC"), an affiliate of CRGSH, acquired additional Units of Registrant and thereby now holds approximately 55% of the Units of Registrant. CSLC has acquired the units for cash for investment purposes. Messrs. Jeffrey L. Beck and James A. Stroud, the beneficial owners of CRGSH, are also the beneficial owners of the general partner of CSLC and beneficially own in excess of 50% of the outstanding equity units of CSLC.

Item 6.  Exhibits and Reports on Form 8-K

         None.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
                  General Partner



By:      /s/ Keith Johannessen
         ---------------------
         Keith Johannessen
         President

Date:    August 13, 1997