Form 10-Q
period 1997-09-30
HEALTHCARE PROPERTIES L P
filed 1997-11-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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
     YES  x   NO
         ---     ---

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                          HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                    September 30, 1997       December 31, 1996
                                                                    ------------------       -----------------
                                                                       (Unaudited)               (Audited)
                                                                       -----------               ---------
                                     ASSETS
                                     ------

Cash and cash equivalents                                           $      9,839,845         $      8,995,455

Accounts receivable, less allowance for doubtful
  accounts of $4,270,655 in 1997 and $4,225,811 in 1996                      765,302                  794,234

Prepaid Expenses and other                                                    61,602                   85,295

Property and improvements, net                                            21,152,138               22,112,619

Deferred charges, less accumulated amortization
  of $846,024 in 1997 and $765,409 in 1996                                   420,564                  499,944
                                                                    ----------------         ----------------


                                                                    $     32,239,451         $     32,487,547
                                                                    ================         ================



                       LIABILITIES AND PARTNERSHIP EQUITY
                       ----------------------------------

Accounts payable and accrued expenses                               $        737,675         $      1,004,204

Operating facility accounts payable                                           45,616                  211,304

Mortgage loans payable                                                     6,822,453                7,207,414
                                                                    ----------------         ----------------

                                                                           7,605,744                8,422,922
                                                                    ----------------         ----------------

Partnership equity:
  Limited partners (4,172,457 units)                                      24,609,884               24,058,684
  General partner                                                             23,823                    5,941
                                                                    ----------------         ----------------
                                                                          24,633,707               24,064,625
                                                                    ----------------         ----------------

                                                                    $     32,239,451         $     32,487,547
                                                                    ================         ================

                       See notes to financial statements



                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS
                           --------------------------
                                                            Three months ended,          Three months ended,
                                                            September 30, 1997           September 30, 1996
                                                            ------------------           ------------------

Revenues:
   Rental                                                     $     1,056,067              $     1,115,121
   Net patient services                                             1,173,806                      936,423
                                                              ---------------              ---------------
                                                                    2,229,873                    2,051,544
                                                              ---------------              ---------------


Expenses:
   Facility operating expenses                                      1,106,318                      916,522
   Depreciation                                                       340,960                      342,901
   Lease default expenses                                                   0                       45,869
   Administrative and other                                           378,649                      250,516
   Bad debts                                                           15,000                      294,898
                                                              ---------------              ---------------
                                                                    1,840,927                    1,850,706
                                                              ---------------              ---------------
       Income from operations                                         388,946                      200,838
                                                              ---------------              ---------------


Other income (expenses):
   Interest income                                                     92,821                       59,526
   Interest expenses                                                 (168,828)                    (178,142)
   Amortization                                                       (26,913)                     (28,527)
                                                              ---------------              ---------------
                                                                     (102,920)                    (147,143)
                                                              ---------------              ---------------

         Net income                                           $       286,026              $        53,695
                                                              ===============              ===============

NET EARNINGS PER UNIT                                         $           .07              $           .01
                                                              ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                  4,172,457                    4,172,457
                                                              ===============              ===============

                       See notes to financial statements

                                       2


                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS
                          ----------------------------
                                                             Nine months ended,          Nine months ended,
                                                            September 30, 1997           September 30, 1996
                                                            ------------------           ------------------

Revenues:
   Rental                                                     $     3,214,040              $     3,563,789
   Net patient services                                             3,669,101                    1,722,662
                                                              ---------------              ---------------
                                                                    6,883,141                    5,286,451
                                                              ---------------              ---------------


Expenses:
   Facility operating expenses                                      3,362,862                    1,653,479
   Depreciation                                                     1,022,880                    1,076,809
   Lease default expenses                                              14,687                      104,084
   Administrative and other                                         1,208,760                      969,788
   Bad debts                                                           43,061                      710,407
                                                              ---------------              ---------------
                                                                    5,652,250                    4,514,567
                                                              ---------------              ---------------
       Income from operations                                       1,230,891                      771,884
                                                              ---------------              ---------------


Other income (expenses):
   Gain on sale                                                             0                      387,528
   Interest income                                                    256,456                      174,067
   Interest expenses                                                 (512,651)                    (608,455)
   Amortization                                                       (80,614)                     (85,581)
                                                              ---------------              ---------------
                                                                     (336,809)                    (132,441)
                                                              ---------------              ---------------

         Net income before extraordinary item                         894,082                      639,443

         Extraordinary item - gain on extinguishment
  of debt                                                                   0                      952,692
                                                              ---------------              ---------------

         Net income                                           $       894,082              $     1,592,135
                                                              ===============              ===============

NET EARNINGS PER UNIT                                         $           .21              $           .37
                                                              ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                  4,172,457                    4,172,457
                                                              ===============              ===============

                       See notes to financial statements



                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                        STATEMENTS OF PARTNERSHIP EQUITY
                        --------------------------------

                                               Limited                  General
                                               Partners                Partners                   Total
                                               --------                --------                   -----

Allocation of Net Earnings
   (Loss)                                               98%                    2%                       100%
                                                       ===                    ==                       ====


EQUITY at
   December 31, 1996                        $   24,058,684          $      5,941             $   24,064,625

Net Income                                         341,844                 6,976                    348,820
                                            --------------          ------------             --------------

EQUITY at
   March 31, 1997                           $   24,400,528          $     12,917             $   24,413,445

Net Income                                         254,051                 5,185                    259,236
                                            --------------          ------------             --------------

EQUITY at
   June 30, 1997                            $   24,654,579          $     18,102             $   24,672,681

Distributions                                     (325,000)                    0                   (325,000)

Net Income                                         280,305                 5,721                    286,026
                                            --------------          ------------             --------------

EQUITY at
   September 30, 1997                       $   24,609,884          $     23,823             $   24,633,707
                                            ==============          ============             ==============


                       See notes to financial statements


                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        --------------------------------


                                                                    Nine months ended          Nine months ended
                                                                   September 30, 1997         September 30, 1996
                                                                   ------------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $     894,082             $   1,592,135
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Gain on extinguishment of debt                                           0                  (702,692)
         Gain on sale                                                             0                  (637,528)
         Bad debts                                                           43,061                   710,407
         Depreciation and amortization                                    1,103,494                 1,162,390
         Changes in assets and liabilities:
             Accounts receivable                                            (14,129)               (1,071,427)
             Prepaid expenses                                                23,693                    25,802
             Deferred charges                                                (1,234)                        0
             Accounts payable &
               accrued expenses                                            (432,217)                  494,816
                                                                      -------------             -------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                  1,616,750                 1,573,903
                                                                      -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of property                                                    0                 2,246,114
  Purchases of property and improvement                                     (62,399)                  (19,624)
                                                                      -------------             -------------
                    NET CASH (USED) PROVIDED IN
                    INVESTING  ACTIVITIES
                                                                            (62,399)                2,226,490
                                                                      -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                  (384,961)               (2,440,562)
       Distributions                                                       (325,000)                        0
                                                                      -------------             -------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                   (709,961)               (2,440,562)
                                                                      -------------             -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                        844,390                 1,359,831

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                    8,995,455                 7,606,857
                                                                      -------------             -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                      $   9,839,845             $   8,966,688
                                                                      =============             =============

                       See notes to financial statements

                                       5

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                          NOTE TO FINANCIAL STATEMENTS
                      Nine months ended September 30, 1997
                                   (Unaudited)

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


                                                        Nine months ended          Nine months ended
                                                       September 30, 1997         September 30, 1996

Salary and benefit reimbursements                         $    2,380,491            $   1,066,835
Administrative reimbursements                                    171,401                  220,019
Asset management fees                                            345,967                  560,477
Property management fees                                         251,725                  117,465
General partner management fees                                   68,101                   48,485
                                                          --------------            -------------
                                                          $    3,217,685            $   2,013,281
                                                          ==============            =============

     Currently, Capital Senior Living Communities, L.P., an affiliate of CRGSH, holds approximately 56% of the outstanding Units of the Registrant.


C.   VALUATION OF RENTAL PROPERTY

     Generally accepted accounting principles require that the Registrant evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Registrant performs such evaluations on an on-going basis. During the nine months ended September 30, 1997, based on the Registrant's evaluation of the properties, the Registrant did not believe that any additional write-down was warranted.

     The balance sheet of the Registrant as of September 30, 1997, shows total assets of $32,239,451, total liabilities of $7,605,744, and Registrant equity of $24,633,707.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Registrant commenced an offering to the public on August 31, 1987, of depository units representing beneficial assignments of limited partnership interests ("Units"). On October 14, 1987, Registrant commenced operations, having previously accepted subscriptions for more than the specified minimum of 120,000 Units. As of August 30, 1989, the offering was closed except for Units for sale to existing investors under the terms of a distribution reinvestment plan. As of September 30, 1997, Registrant had sold Units aggregating approximately $43.4 million. Due to the suspension of the distribution reinvestment plan, Registrant does not anticipate any additional inflow of investment.

     All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of September 30, 1997, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged.

     Potential sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

     As of September 30, 1997, Registrant had cash and cash equivalents aggregating $9,839,845. The cash and cash equivalents will be used for working capital, emergency reserves, and other restructuring requirements.

     Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. As a consequence of prior defaults, Registrant suspended cash distributions on July 1, 1991, pending successful resolution of the various problems within its portfolio. Due to the uncertainty of the timing and conditions under which the Liquidity Reserve (which was suspended in March of 1991) might be reactivated, on August 15, 1991, Registrant ceased accepting additional liquidation requests. As required by the Partnership Agreement, for Limited Partners to be paid their portion for federal income taxes, a $250,000 and $325,000 cash distribution was made in June 1993 and July 1997, respectively. Future cash distributions will be dependent upon improved operational income and successful refinancing on certain Registrant mortgages. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations
---------------------

               Discussion of Nine Months Ending September 30, 1997
               ---------------------------------------------------

     Rental revenues for the nine months ended September 30, 1997, decreased $349,749 from the comparable nine months ended September 30, 1996, due to the termination of lease accruals with the prior lessee of the Cambridge facility. Net patient services for the nine months ended September 30, 1997, increased $1,946,439 from the nine months ended September 30, 1996. Net patient services for the nine months ended September 30, 1997 is for the Cambridge facility, which Registrant assumed management of in August 1996, and net patient services for the nine months ended September 30, 1996 is for the Countryside facility, which was sold in May 1996. Interest income for the nine months ended September 30, 1997 increased $82,389 from the nine months ended September 30, 1996 primarily due to rising interest rates and increasing cash available for investment.

     Facility operating expenses for the nine months ended September 30, 1997, increased by $1,709,383 from the comparable 1996 period. Facility operating expenses for the nine months ended September 30, 1997 and 1996 include the operating expenses of the Cambridge Nursing Home and Countryside, respectively. Depreciation for the nine months ended September 30, 1997, decreased $53,929 from the comparable 1996 period and is primarily due to the loss of the Countryside facility. Lease default expense decreased $89,397 for the nine months ended September 30, 1997 from the comparable 1996 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, increased $238,972 for the nine months ended September 30, 1997 in comparison to 1996 and is primarily due to increased professional fees and management fees. Bad debt expense for the nine months ended September 30, 1997 decreased $667,346 from the comparable 1996 period primarily due to the decreasing bad debt provision on Partnership advances and rent provisions to the Cambridge facility. Interest expense and amortization for the nine months ended September 30, 1997 decreased by $95,804 and $4,967, respectively, from the comparable 1996 period, and is primarily due to the loss of the Countryside facility.

     During the second quarter 1996, the Partnership incurred a $387,528 gain on sale and $952,692 extraordinary gain on extinguishment of debt due to the sale of the Countryside facility.

     For the three months ended September 30, 1997 as compared with the three months ended September 30, 1996, the Partnership's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of third quarter 1997 operating expenses versus third quarter 1996 reflects the same variances as discussed above.

     Cash and cash equivalents as of September 30, 1997 increased $844,390 over the balance at December 31, 1996. Cash decreased for the nine months ending September 30, 1997 in comparison to 1996 is primarily due to cash distributions. Net accounts receivable of $765,302 at September 30, 1997 reflected a decrease of $28,932 over 1996 year-end balances. Accounts payable, accrued expenses, and facility accounts payable balances decreased $432,217 at September 30, 1997, from December 31, 1996 and is primarily due to the payment of accrued Medicaid liabilities on the Countryside facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

         Not applicable.


         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

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

Item 2. Changes in Securities
        ---------------------

         None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         None.

Item 5. Other Information
        -----------------

     Through September 30, 1997, Capital Senior Living Communities, L.P. ("CSLC"), an affiliate of CRGSH, acquired additional Units of Registrant and thereby now holds approximately 56% of the Units of Registrant. CSLC has acquired the Units for cash for investment purposes. Messrs. Jeffrey L. Beck and James A. Stroud, the beneficial owners of CRGSH, are also the beneficial owners of the general partner of CSLC and beneficially own in excess of 50% of the outstanding equity units of CSLC.

     On November 3, 1997, CLSC sold all of the units of the Registrant it held to Capital Senior Living Properties, Inc., an affiliate of CRGSH, in conjunction with the initial public offering of its parent company, Capital Senior Living Corporation. Messrs. Jeffrey L. Beck and James A. Stroud own approximately 45% of Capital Senior Living Corporation's outstanding stock. In connection with the sale of its investment in the Registrant, and in compliance with Section 16b of the Securities and Exchange Act, CSLC subsequently paid to the Registrant $440,007 in short swing profits made on purchases of the Registrant's equity securities within a six month period prior to the sale.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         None.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
         General Partner



By:      /s/ Keith Johannessen
         -------------------------------------
         Keith Johannessen
         President



By:      /s/ James A. Stroud
         -------------------------------------
         James A. Stroud
         Chief Operating Officer

Date:    November 11, 1997