Form 10-K
period 1997-12-31
HEALTHCARE PROPERTIES L P
filed 1998-03-31
CIK 814458

SECURITIES AND EXCHANGE COMMISSION}
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                                          ----------------------
     to
        -------------------------

Commission file number 0-17695.
                       -------

                           HealthCare Properties, L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                   62-1317327
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organizations)                              Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas                     75240
--------------------------------------------------------------------------------
(Address of principal executive officers)                        (Zip Code)

Registrant's telephone number, including area code:      (972) 770-5600
                                                         --------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sec tion 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

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

Documents incorporated by reference.   None
                                      ------

                             Exhibit Index Page : 38

                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

Item 1    Business                                                            2

Item 2    Properties                                                          3

Item 3    Legal Proceedings                                                   4

Item 4    Submission of Matters to a Vote of Security Holders                 5

PART II

Item 5    Market for Registrant's Common Equity
           and Related Security Holder Matters                                6

Item 6    Selected Financial Data                                             7

Item 7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 8    Financial Statements and Supplementary Data                        11

Item 9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          11

PART III

Item 10   Directors and Executive Officers of the Registrant                 12

Item 11   Executive Compensation                                             14

Item 12   Security Ownership of Certain Beneficial Owners and Management     14

Item 13   Certain Relationships and Related Transactions                     15

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   36

SIGNATURES                                                                   37

Exhibit Index                                                                38

                                     PART I

Item 1.   Business
          --------

     HealthCare Properties, L.P. ("Registrant"), is a Delaware limited partnership formed in March 1987, for the purpose of acquiring, leasing and operating existing or newly constructed health care properties. The General Partner of Registrant is Capital Realty Group Senior Housing, Inc. ("Capital")

     The offering of Registrant's limited partnership interests (the "Units") terminated on August 31, 1989, although some Units were sold to existing investors pursuant to Registrant's distribution reinvestment plan (the "Plan") until July of 1991 when the Plan was suspended. Registrant received gross proceeds from the offering of $43,373,269 and net proceeds of $38,748,791.

     All of the net proceeds of the offering were originally invested in 12 properties (the "Properties") or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of December 31, 1997, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Registrant's properties and their history.

     As of  December  31,  1997,  Registrant  had  seven  properties  leased  to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. The eighth facility is Cambridge Nursing Home. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of Cambridge Nursing Home, Inc. to Cambridge Nursing Home Limited Liability Company ("Cambridge LLC"), a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court.

     All of Registrant's triple net leases with unaffiliated operators require operators to make necessary repairs. Registrant inspects or receives reports from each facility at least annually to insure that necessary repairs are made. Registrant is responsible for capital improvements and debt service payments under mortgage obligations secured by certain properties.

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

     For the year ended December 31, 1997, Registrant's Properties accounted for 100% of Registrant's gross revenues.

     Registrant's original objective was to maintain and hold its properties for long-term appreciation. Registrant may reinvest net sale or refinancing proceeds in additional health care properties.

     The terms of transactions between Registrant and affiliates of the General Partner of Registrant are set forth below. Also, See Item 13.

Replacement of Prior General Partners with Capital
--------------------------------------------------

     In June 1993, the holders of Units ("Unit Holders") approved the replacement of the existing general partners of the Partnership, Jacques-Miller, Inc. and Jacques and Associates, L.P., (collectively, the "Prior General Partners"), with Capital as well as various amendments to the Partnership Agreement (the "Partnership Agreement").

Competition
-----------

     The real estate business is highly competitive. Registrant's properties are subject to competition from similar properties within their service area. In addition, the health care industry segments in which Registrant's lessees participate are also subject to intense competitive pressures, which may impact such lessees' ability to generate sufficient revenues to fulfill their obligations to Registrant under their leases.

Employees
---------

     The Registrant is managed by an affiliate of Capital. There were no employees of Registrant at December 31, 1997.

Regulatory Matters
------------------

     Federal, state and local government regulations govern fitness and adequacy, equipment, personnel and standards of medical care at a health care facility, as well as health and fire codes. Changes in the applicable regulations could adversely affect the operations of a property, which could also affect the financial results of Registrant. Risks of inadequate cost reimbursements from various government programs such as Medicaid and Medicare may also impact lessees' ability to fulfill their lease obligations to Registrant. Any impact from future health care legislation is not known at this time; however, such impact could adversely affect cost reimbursements from various government programs.

Item 2.   Properties
          ----------

     Registrant owns eight properties at December 31, 1997 consisting of four nursing homes and four rehabilitation centers purchased between October 1987 and October 1990. Four facilities were newly constructed when purchased. Four facilities are security for mortgage loans. Two of these loans are non-recourse to Registrant while two loans are guaranteed by Registrant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table summarizes key information about each of Registrant's properties:



                                                               HEALTHCARE PROPERTIES, L.P.
                                                                     PROPERTY SUMMARY

                                    CEDARBROOK                CANE CREEK              CRENSHAW CREEK               SANDY BROOK
                                    ------------------------------------------------------------------------------------------

Location                            Nashville, TN             Martin, TN           Lancaster, SC                   Orlando, FL
Type                                Rehab                     Rehab                Rehab                           Rehab
Date Purchased                      10/87                     11/87                6/88                            9/88

Purchase Price                      $3,955,000                $4,000,000           $3,900,000                      $4,200,000
Original Mortgage Amount            $2,000,000                $2,200,000           $0                              $0
12/31/9 7 Mortgage Balance          $729,622                  $581,555             $0                              $0
Mortgage Maturity                   June 30, 1997*            December 1, 2001     N/A                             N/A
End of Lease Term                   2001                      2001                 2001                            2001

                                    CAMBRIDGE                 TRINITY HILLS        HEARTHSTONE                     MCCURDY
                                    --------------------------------------------------------------------------------------

Location                            Cambridge, MA             Ft. Worth, TX        Round Rock, TX                  Evansville, IN
Type                                Nursing                   Nursing              Nursing                         Nursing
Date Purchased                      9/90                      2/88                 11/88                           9/89

Purchase Price                      $5,100,000                $2,700,000           $3,625,000                      $7,100,000
Original Mortgage Amount            $0                        $0                   $1,500,000                      $4,700,000
12/31/97  Mortgage Balance          $0                        $0                   $1,306,222                      $4,060,033
Mortgage Maturity                   N/A                       N/A                  July 1, 2002                    April 1, 2012
End of Lease Term                   N/A                       2000                 2000                            2001


*On March 21, 1997, the lender agreed not to exercise its call rights on June 30, 1997 and the Partnership is currently negotiating the extension of this note until December 1, 2001.


Item 3.   Legal Proceedings
          -----------------

A. On January 21, 1992 Registrant won a judgment against Mr. Barry Lieberman (a guarantor of SentinelCare's lease) in connection with his guaranties and is currently pursuing efforts to collect on that judgment in the Connecticut state courts.

B. In December 1991, Registrant initiated litigation in Massachusetts against NCA Cambridge Nursing Home (NCAC) and Richard Wolfe (NCAC's operator/lessee and a guarantor of NCAC's lease obligations to Registrant) in an attempt to enforce certain obligations of NCAC and Mr. Wolfe under the terms of NCAC's lease of Registrant's Cambridge Nursing Home facility. In February 1992, NCAC filed a voluntary Chapter 11 proceeding in the Southern District of Florida. Registrant subsequently learned that in addition to NCAC's default under certain terms of its lease, the State of Massachusetts asserted claims against NCAC regarding prior Massachusetts Medicaid payments made to

     NCAC for fiscal years 1988 through 1991. The Massachusetts claims were against NCAC; however, Massachusetts has regulations requiring successor operators of a facility to indemnify the state for its losses suffered in connection with a prior operator of the same facility. It was therefore possible that Registrant could have been subject to such liability based on certain interpretations of state regulations. As a result, the Registrant could have become liable for approximately $1,400,000 in connection with the recovery of Medicaid overpayments. Additionally, property taxes were owed to the City of Cambridge in an amount in excess of $600,000. On May 24, 1993, Registrant reached an agreement with Mr. Wolfe to repossess that facility pending emergence from Bankruptcy Court. In December 1995, Registrant reached a settlement with the State of Massachusetts and the City of Cambridge with regard to the outstanding issues facing the Cambridge facility. This settlement was approved by the United States Bankruptcy Court. The settlement eliminated the Registrant's exposure in connection with the $1,400,000 Medicaid overpayments and allowed the Registrant to pay a settlement amount with regard to unpaid property taxes. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of Cambridge Nursing Home, Inc. to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court. The Registrant has filed an administrative claim for advances and past due rent in the Bankruptcy Court. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

                                     PART II

Item 5.   Market  for Registrant's  Common  Equity and  Related  Security Holder
          ----------------------------------------------------------------------
          Matters
          -------

     At March 1, 1998, there were 1,791 Unit Holders of record in Registrant owning an aggregate of 4,172,457 Units. There is no public market for these Units and Capital does not plan to list the Units on a national exchange or automated quotation system. Registrant formerly had a liquidity reserve feature which, under certain circumstances, permitted Unit Holders to liquidate their Units. Due to inadequate liquidity of Registrant and the adverse impact on Unit values caused by defaults of certain of Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve in March of 1991. Due to the valuation formula required to be used by Registrant in any such redemptions, it is unlikely that the General Partner will be able to reinstate the liquidity feature in the foreseeable future.

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

     The Registrant distributed $325,000 to its partners collectively in 1997 (to cover tax liabilities of the partners) and did not make any distributions in 1996. The ability of Registrant to make distributions of Operating Cash Flow in the future is dependent upon operational performance of properties operated by Registrant and collection of adequate rental revenues from properties leased to third party operators.

Item 6.   Selected Financial Data
          -----------------------

                           HEALTHCARE PROPERTIES, L.P.
                        (A Delaware Limited Partnership)


                  December 31, 1997, 1996, 1995, 1994 and 1993
            (Unaudited - not covered by Independent Auditors' Report)


                             Year Ended December 31


                               1997               1996           1995            1994            1993
                          ------------------------------------------------------------------------------

Total Assets              $ 32,801,853       $ 32,487,547   $ 33,812,286    $ 40,914,991    $ 43,375,924

Mortgage Debt             $  6,677,432       $  7,207,414   $  9,775,601    $ 16,268,668    $ 16,713,020

Total Revenue from
 Operations               $  8,977,628       $  7,560,104   $  8,419,024    $ 12,574,481    $ 14,024,311


Weighted Average

 Number of Units             4,172,457          4,172,457      4,172,457       4,172,457       4,172,457

  Income (Loss) Before
     Extraordinary Item   $  1,452,334       $    684,651   $ (2,354,181)   $ (3,035,459)   $ (2,395,486)

   Extraordinary Gain     $          0       $    952,692   $  3,604,514    $          0    $          0

   Net Income (Loss)      $  1,452,334       $  1,637,343   $  1,250,333    $ (3,035,459)   $ (2,395,486)


Net Income (Loss) Per
  Unit
   Income (Loss) before
    Extraordinary Item    $       0.34       $       0.16   $      (0.56)   $      (0.71)   $      (0.56)

    Extraordinary Gain    $          0       $       0.23   $       0.79    $          0    $          0

    Net Income (Loss)     $       0.34       $       0.39   $       0.23    $      (0.71)   $      (0.56)


Net Income (Loss)
  Tax                     $  1,832,184       $    794,101   $ (1,692,342)   $   (393,245)   $  1,710,132

   Per Unit               $        .44       $        .19   $       (.41)   $       (.09)   $        .41


Cash Distributions        $    325,000       $          0   $          0    $          0    $    250,000

  Per Unit                $        .08       $          0   $          0    $          0    $        .06

========================================================================================================



The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3. "Property and Improvements" to the Consolidated Financial Statements for discussion of property dispositions.


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources
-------------------------------

     Registrant raised gross proceeds from the offering of over $43,300,000 and purchased twelve properties. Registrant does not anticipate additional capital investments by Unit Holders. Sources for Registrant's liquidity include rental revenues from lessees of certain of Registrant's properties, operational income from property operated by a subsidiary of Registrant, potential proceeds from mortgage financing on one or more of Registrant's four unleveraged properties, or potential sale proceeds from any of Registrant's eight properties. The Registrant anticipates sufficient cash flow to meet debt service requirements and cover all other operational expenses. The Registrant may reinvest net sale proceeds and available cash in additional healthcare properties. For further information, see the discussion below on each individual property.

     Registrant ended 1997 with cash and cash equivalents of $10,722,118 as compared with $8,995,455 at December 31, 1996. Cash and cash equivalents primarily increased in 1997 due to improved cash flow provided by operating activities.

     Accounts   receivable  at  December  31,  1997  slightly   increased   from
approximately $800,000 as compared to $794,000 at December 31, 1996.

     Accounts payable and accrued expenses were approximately $818,000 at December 31, 1997, as compared to $1,004,000 at December 31, 1996. This decrease resulted largely from the payment of a Medicaid accrual in connection with the Countryside facility.

     Operating facility accounts payable were approximately $114,000 at December 31, 1997, and $211,000 at December 31, 1996.

     Decreases from December 31, 1996 to 1997 in property and improvements, deferred charges and mortgage loans payable primarily relate to depreciation, amortization and note payments, respectively .

     Two loans of the Registrant became due in January 1996; however, one loan was extended to March 31, 1996 and subsequently extended to June 30, 1997. The Registrant is currently negotiating extension of this loan until December 1, 2001. The lender of the other loan agreed to extend the loan to December 1, 2001, pending completion of final loan documents.

     The mortgage loan for the Hearthstone facility became due on July 1, 1997 and the lender of the loan agreed to extend the loan to July 1, 2002.

Results of Operations
---------------------

     Rental revenues were approximately $4,276,000 in 1997 compared to approximately $4,590,000 in 1996, and approximately $5,100,000 in 1995. The decrease of rental revenues from 1996 to 1997 is primarily due to the loss of lease revenue from the Cambridge facility prior to its release from the United States Bankruptcy Court on August 1, 1996. The decrease of rental revenues from 1995 to 1996 is primarily due to the loss of lease revenue generated from the Heritage Manor property upon its sale on July 5, 1995.

     Patient revenues of approximately $4,702,000 for the year ended December 31, 1997, approximately $2,970,000 for the year ended December 31, 1996, and approximately $3,269,000 for the year ended December 31, 1995, related to the operations at the Cambridge LLC, Countryside, Diablo/Tamarack, and Foothills facilities. The increase in patient revenues from 1996 to 1997 resulted from a full year of operations from the Cambridge facility in 1997 and a partial year of operations from the Cambridge and Countryside facilities in 1996. The decrease in patient revenues for 1996 as compared to 1995 resulted from the sale of the Countryside facility on May 1, 1996 and was partially offset by the commencement of operations of Cambridge LLC on August 1, 1996.

     Facility operating expenses were approximately $4,578,000 in 1997 compared to approximately $2,728,000 in 1996, and approximately $3,238,000 in 1995. The increase in facility operating expenses from 1996 to 1997 resulted from a full year of operations from the Cambridge facility in 1997 and a partial year of operations from the Cambridge and Countryside facilities in 1996. The decrease in facility operating expenses in 1996, compared to 1995, resulted from the sale of the Countryside facility on May 1, 1996 and was partially offset by the commencement of operations of Cambridge LLC on August 1, 1996.

     Depreciation was approximately $1,369,000 for 1997, $1,418,000 for 1996, and $1,722,000 for 1995. Depreciation decreased in 1997 and 1996 due to the above mentioned dispositions of properties.

     Fees to affiliates were approximately $1,110,000, $1,276,000, and $1,279,000 for the years ended 1997, 1996, and 1995, respectively. The decrease of fees to affiliates in 1997 from 1996 resulted from decreased asset management fees upon the closure of the Cedarbrook facility in February, 1997, leased by HealthSouth. Fees to affiliates were relatively unchanged from 1996 compared to 1995.

     Bad debt expense was approximately $43,000, $875,000, and $1,586,000 for the years ended 1997, 1996, and 1995, respectively. Bad debt expense decreased in 1997, compared to 1996, and decreased in 1996, compared to 1995, because the Registrant stopped making lease rent accruals on the Cambridge facility during 1996, which accruals had been fully reserved by the Registrant, upon release of facility operations by the Bankruptcy Court on August 1, 1996. See Item 3. "Legal Proceedings".

     Lease default expenses of approximately $15,000 , $115,000, and $286,000 for the years ended 1997, 1996, and 1995, respectively, decreased in 1997 and 1996 from 1995 due to the resolution of the Countryside, Cambridge, Diablo/Tamarack and Foothills lease defaults.

     Administrative and other expenses were $506,000, $192,000, and $115,000 for the years ended 1997, 1996, and 1995, respectively. Administrative and other expenses increased from 1996 to 1997 due to increased printing, accounting and professional fees in addition to increased salaries, benefits and overhead allocated from Capital and affiliates of Capital for personnel performing services on behalf of the Partnership. Administrative and other expenses increased from 1995 to 1996 due to increased accounting and professional fees

     Interest income was approximately $359,000, $239,000, and $186,000 for the years ended 1997, 1996, and 1995, respectively. Interest income increased in 1997 and 1996 from 1995 due to additional cash available as a result of lower debt service requirements, proceeds received upon the sale of Heritage Manor earning interest for a full year and increased operational cash flow.

     Interest expense was approximately $679,000, $784,000, and $1,325,000 for the years ended 1997, 1996, and 1995, respectively. Interest expense decreased in 1997 and in 1996 from 1995 due to the repayment of the mortgage upon the sale of the Countryside facility.


     Amortization was approximately $109,000, $114,000, and $171,000 for the years ended 1997, 1996, and 1995, respectively. Amortization decreased in 1997 and 1996 from 1995, primarily due to fully amortized deferred costs for the Diablo/Tamarack, Countryside, and Foothills facilities.

     During 1996, the gain on disposition of operating properties of approximately $388,000 and extraordinary gain of approximately $953,000 resulted from the sale of the Countryside facility. During 1995, the loss on disposition of operating properties of approximately $1,237,000 and extraordinary gain of approximately $3,605,000 resulted from the sale of Heritage Manor and deed transfers in lieu of foreclosure of the Diablo/Tamarack and Foothills facilities.

     During 1997, other income of approximately $524,000 primarily resulted from the collection of a $71,000 distribution from Rebound, Inc., and $440,007 paid in compliance with Section 16b of the Securities and Exchange Act by Capital Senior Living Communities, L.P., an affiliate of the General Partner, for gains on purchases of HCP units made within a six month period prior to the sale of HCP units.

     This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Operations of the Registrant's Properties
-----------------------------------------

     Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook facilities. Rebound, Inc. (a subsidiary of HealthSouth Corporation) leases the Cedarbrook, Cane Creek, Crenshaw Creek and Sandy Brook properties pursuant to a master lease with the Registrant.

     Due to low occupancy of the Sandybrook facility, it was closed in 1994 and at this time the lessee has not provided any information on when it might reopen. Rental payments in March and April 1995 were discontinued by HealthSouth causing an interruption in the master lease. Registrant met with HealthSouth and those payments were subsequently made in the second quarter of 1995. Subsequent to that time period, all payments have been made on a timely basis. In February 1997, the Registrant was notified by HealthSouth of the closing of the Cedarbrook facility due to low occupancy. At this time, the Registrant cannot determine when this facility might reopen. HealthSouth has continued to make lease payments on a timely basis.

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

Impact of Inflation
-------------------

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

Year 2000 Issue
---------------

     The Registrant has developed a plan to modify its information technology to be ready for the year 2000. The Registrant relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Registrant does not expect this project to have a significant effect on operations. The Registrant will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          See the Consolidated Financial Statements with Independent Auditors' Report thereon.

Item 9.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     (a) The Registrant is a Limited Partnership managed by an affiliate of Capital and has no directors, officers, or significant employees.

     (b)  The General Partner of Registrant is:

               Capital Realty Group Senior Housing, Inc., ("Capital") a Texas corporation, that was formed under the laws of the State of Texas in 1988.

     (c) As of December 31, 1997 the officers and directors of Capital, the General Partner, were:


          Name                         Age          Position
          ----                         ---          --------
          Jeffrey L. Beck              53           Chief Executive  Officer and
                                                        Director
          James A. Stroud              47           Chief   Operating   Officer,
                                                        Secretary and Director
          Keith N. Johannessen         41           President
          David Beathard               50           Vice President
          Rob L. Goodpaster            45           Vice   President,   National
                                                        Director of Marketing
          David Brickman               39           Vice President
          Robert F. Hollister          42           Property Controller

     Jeffrey L. Beck, age 53. Mr. Beck has served as an officer and a director of Capital since December 1988, most recently serving as Chief Executive Officer since November 1990. Mr. Beck is currently Co-Chairman of the Board and Chief Executive Officer of Capital Senior Living Corporation. He owns 50% of Capital Realty Group Corporation, the parent of Capital and has served as its Chief Executive Officer since February 1988. From 1975 to 1985, he was President of Beck Properties, Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas. Mr. Beck served as Chairman of the American Senior Housing Association.

     James A. Stroud, age 47. Mr. Stroud has served as an officer and a director of Capital since December 1988, most recently serving as Chief Operating Officer and Secretary since May 1991. Mr. Stroud is currently Co-Chairman of the Board and Chief Operating Officer of Capital Senior Living Corporation. He owns 50% (through a trust) of Capital Realty Group Corporation, the parent of Capital and has served as its President, Secretary and a Director since February 1988. From 1984 until 1985, he was Executive Vice-President of Equity Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice & Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of Texas with honors, and his L.L.M. in taxation from New York

University with honors. While at New York University, he was a graduate editor of the New York University Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the Assisted Living Facilities Association of America, a member of the Health Industry Council, President-elect of the National Association for Senior Living Industries ("NASLI"), and has delivered speeches on health care topics to the NASLI, National Investment Conference, and the Urban Land Institute.

     Keith N. Johannessen, age 41. Mr. Johannessen became Executive Vice President of Capital in May 1993 with responsibility for supervising the day-to-day operations of Capital's retirement communities. In March 1994, Mr. Johannessen became President of Capital. He is also President of Capital Senior Living Corporation. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central Region for the health care practice of Ernst & Young LLP, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September 1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York. Mr. Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries and the American Association of Homes and Services for the Aging.

     David Beathard, age 50. Mr. Beathard is Vice President of Capital with responsibility for supervising the daily operations of Capital Nursing Homes and Senior Communities. He is also Vice President - Operations of Capital Senior
Living Corporation. Prior to joining Capital, Mr. Beathard was a management consultant for the retirement housing industry in Ohio. From 1978 to 1991, Mr. Beathard served as Executive Director , Regional Administrator, Regional Vice President, and Vice President and Director of Operations Management for Life
Care Services Corp. Mr. Beathard has been in the senior housing and services business for 20 years.

     Rob L. Goodpaster, age 45. Mr. Goodpaster became National Director of Marketing of Capital in December 1992, with overall responsibility for marketing and lease-up functions of Capital's managed properties. He is also Vice President - National Marketing of Capital Senior Living Corporation. With 19 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992. From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association of Senior Living Industry and the Texas Association of Retirement Communities.

     David Brickman, age 39. Mr. Brickman has served as Vice President and Counsel of Capital since 1992. He is also Vice President and General Counsel of Capital Senior Living Corporation. Mr. Brickman received his bachelor of Arts degree from Brandeis University. He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of South Carolina School of Business Administration and a Masters of Health Administration from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from

1986 through 1987 with Cigna Health Plan, Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with LifeCo Travel Management Company located in Houston, Texas. In addition to his legal responsibilities, Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.

     Robert F. Hollister, age 42. Mr. Hollister has served as Property Controller of Capital since 1992. He is also Property Controller for Capital Senior Living Corporation. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting as well as private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.

     (d)  Section 16 (a) Beneficial Ownership Reporting Compliance
          --------------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of Capital or beneficial owner of more than ten percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 1997 except that the following persons or entities failed to file in a timely basis the following reports: Capital filed five late reports on Form 4 reporting fourteen transactions; Capital Retirement Group, Inc. filed five late reports on Form 4 reporting fourteen transactions; Capital Senior Living Communities, L.P. filed five late reports on Form 4, reporting fourteen transactions; and each of Messrs. Beck and Stroud filed five late reports on Form 4, reporting fourteen transactions.

Item 11.  Executive Compensation
          ----------------------

     The Registrant has no officers or directors. The officers and directors of the General Partner receive no direct current remuneration from Registrant nor is it proposed that they receive remuneration in such capacities. Registrant is required to pay certain fees to the General Partner or its affiliates, make distributions, and allocate a share of the profits and losses of Registrant to the General Partner. The relationship of the General Partner (and its directors and officer) to its affiliates is set forth above in Item 10. Reference is also made to Note 6 of the Notes to the Consolidated Financial Statements included herein, for a description of such distributions, allocations and the compensation and reimbursements paid to the General Partner and certain affiliates. Also see Item 13. "Certain Relationships and Related Transactions" for additional information.

     There are no compensatory plans or arrangements resulting from resignation or retirement of the partners, directors or executive officers of the General Partner which require payments to be received from Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     (a) Capital Senior Living Properties, Inc., an affiliate of Capital, owns 56.8% of outstanding Units of Registrant as of March 1, 1998. Otherwise, no other person or group owns more than 5% of Registrant as of March 1, 1998.

     (b) No partners, officers or directors of the General Partner directly own any Units at March 1, 1998 . However, Messrs. Beck and Stroud (through a trust) each own indirectly 50% of Capital and they may be deemed beneficial owners of the 2% interest in the Registrant owned by Capital as the general partner. Messrs. Beck and Stroud and their affiliates own a substantial interest (approximately 46%) in the parent of Capital Senior Living Properties, Inc.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Under the terms of the Partnership Agreement, Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of Registrant's profits and losses.

     The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in Registrant's Partnership Agreement, for their services rendered to Registrant in connection with the selection and purchase of any property by Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Registrant's properties may not exceed the lesser of: (a) 2% of the gross proceeds of Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 1997 and 1996 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2% of the price of additional properties payable from Net Sale or Refinancing Proceeds utilized solely for the acquisition. No such fees were paid in 1997 or in 1996.

     Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6% of the costs of any newly constructed property which is acquired by Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 1997 or in 1996 in connection with such services. The prior General Partners earned $455,000 since inception.

     Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing of a Registrant property, a mortgage placement fee equal to the lesser of: (a) 2% of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. Amounts earned by the General Partner in 1997 for the extension of the Hearthstone loan was $13,245. No such fees were paid in 1996.

     Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a Registrant property, and shall be entitled to receive the lessor of: (a) 3% of the sale price of the Registrant's property, or (b) an amount not to exceed 50% of the standard real estate commission. No such fees were paid in 1997. Amounts earned by the General Partner in 1996 for the sale of Countryside were $66,000 and in 1995 for the sale of the Heritage Manor was $92,250.

     For property management services, the General Partner or its affiliates are entitled to receive leasing and property management fees. Since most of
Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its affiliates received 1% of the monthly gross rental or operating revenues, totaling approximately $90,000, $72,000, and $80,000 in 1997, 1996, and 1995,
respectively.  Property  management  fees  paid  to  the  General  Partner  were approximately  $330,000,  $208,000,  and  $252,000  in  1997,  1996,  and  1995,
respectively. Asset management fees paid to the General Partner were approximately $484,000, $740,000, and $712,000 in 1997, 1996, and 1995,
respectively.

     The General Partner may be reimbursed for its direct expenses relating to offering and administration of Registrant. The General Partner or its affiliates received $206,000, $256,000, and $235,000 reimbursements for such out-of-pocket expenses in 1997, 1996, and 1995, respectively. In addition, the General partner or its affiliates received $3,173,000, $1,859,000, and $2,256,000 for salary and benefit reimbursements.

     In addition, a 50% owner of the General Partner is chairman of the board and an owner of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Partners
HealthCare Properties, L.P.:


We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of income, partnership equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                              KPMG Peat Marwick LLP



Dallas, Texas
February 4, 1998



                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996




                                    Assets                                         1997               1996
                                    ------                                         ----               ----

Cash and cash equivalents                                                      $ 10,722,118         8,995,455

Accounts receivable, less allowance for doubtful accounts of
    of $301,042 in 1997 and $256,042 in 1996 (note 9)                               800,029           794,234

Prepaid expenses                                                                     50,221            85,295

Property and improvements, net (notes 3, 4 and 5)                                20,823,913        22,112,619

Deferred charges, less accumulated amortization of $876,760
    in 1997 and $765,409 in 1996                                                    405,572           499,944
                                                                               ------------      ------------
                  Total assets                                                 $ 32,801,853        32,487,547
                                                                               ============      ============

                      Liabilities and Partnership Equity
                      ----------------------------------

Accounts payable and accrued expenses                                          $    818,252         1,004,204

Operating facility accounts payable                                                 114,211           211,304

Mortgage loans payable (note 4)                                                   6,677,431         7,207,414
                                                                               ------------       -----------
                                                                                  7,609,894         8,422,922
                                                                               ------------       -----------
Partnership equity:
     Limited partners (4,172,457 units)                                          25,156,971        24,058,684
     General partner                                                                 34,988             5,941
                                                                               ------------       -----------
                                                                                 25,191,959        24,064,625

Commitments and contingencies (note 4)                                         ------------       -----------
                  Total liabilities and partnership equity                     $ 32,801,853        32,487,547
                                                                               ============       ===========


See accompanying notes to consolidated financial statements.


                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                         Consolidated Statements of Income

                                   Years ended December 31, 1997, 1996 and 1995


                                                                        1997              1996              1995
                                                                        ----              ----              ----
Revenues (notes 5 and 9):
    Net patient service                                             $ 4,702,017         2,969,991         3,268,800
    Rental                                                            4,275,611         4,590,113         5,100,085
                                                                    -----------         ---------         ---------
                                                                      8,977,628         7,560,104         8,368,885
                                                                    -----------         ---------         ---------
Expenses:
    Facility operating expenses                                       4,577,735         2,727,909         3,238,004
    Depreciation                                                      1,368,941         1,418,293         1,721,605
    Fees to affiliates (note 6)                                       1,110,278         1,275,833         1,279,428
    Bad debts, net of recoveries                                         43,061           875,143         1,585,555
    Lease default expenses                                               14,687           114,523           286,108
    Administrative and other                                            505,736           192,385           114,625
                                                                    -----------        ----------         ---------
                                                                      7,620,438         6,604,086         8,225,325
                                                                    -----------        ----------         ---------
                Income from operations                                1,357,190           956,018           143,560
                                                                    -----------        ----------         ---------

Other income (expense):
    Interest income                                                     358,856           239,215           185,650
    Interest expense                                                   (678,905)         (784,092)       (1,324,845)
    Amortization                                                       (108,851)         (114,107)         (171,265)
    Gain (loss) on disposition of operating
      properties, net (note 3)                                                -           387,617        (1,237,420)
    Other (note 7)                                                      524,044                 -            50,139
                                                                    -----------        ----------        ----------
                                                                         95,144          (271,367)       (2,547,880)
                                                                    -----------        ----------        ----------
                Income (loss) before extraordinary item               1,452,334           684,651        (2,354,181)
                                                                    -----------        ----------        ----------

Extraordinary gain on disposition of
    operating properties (note 3)                                             -           952,692         3,604,514
                                                                    -----------        ----------        ----------
                Net income                                          $ 1,452,334         1,637,343         1,250,333
                                                                    ===========        ==========        ==========

Allocation of net income:
    Limited partners                                                $ 1,423,287         1,609,067           960,336
    General partners                                                     29,047            28,276           289,997
                                                                    -----------        ----------        ----------
                                                                    $ 1,452,334         1,637,343         1,250,333
                                                                    ===========        ==========        ==========

Basic earnings per limited partnership unit:
    Income (loss) before extraordinary item                       $         .34               .16              (.56)
    Extraordinary gain                                                        -               .23               .79
                                                                           ----               ---               ---
    Net income                                                    $         .34               .39               .23
                                                                           ====               ===               ===
    Distributions                                                 $         .08                 -                 -
                                                                           ====               ===               ===

Weighted average number of units                                      4,172,457         4,172,457         4,172,457
                                                                  =============        ==========        ==========


See accompanying notes to consolidated financial statements.



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                   Consolidated Statements of Partnership Equity

                                   Years ended December 31, 1997, 1996 and 1995




                                                               Limited              General
                                                               Partners             Partner               Total
                                                               --------             -------               -----

Equity at December 31, 1994                                 $ 21,489,281           (312,332)            21,176,949

    Net income                                                   960,336            289,997              1,250,333
                                                            ------------            -------             ----------
Equity at December 31, 1995                                   22,449,617            (22,335)            22,427,282

    Net income                                                 1,609,067             28,276              1,637,343
                                                            ------------            -------             ----------
Equity at December 31, 1996                                   24,058,684              5,941             24,064,625

    Net income                                                 1,423,287             29,047              1,452,334
    Distributions                                               (325,000)                 -               (325,000)
                                                            ------------            -------             ----------
Equity at December 31, 1997                                 $ 25,156,971             34,988             25,191,959
                                                            ============            =======             ==========


See accompanying notes to consolidated financial statements.



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       Consolidated Statements of Cash Flows

                                   Years ended December 31, 1997, 1996 and 1995


                                                                        1997              1996              1995
                                                                        ----              ----              ----

Cash flows from operating activities:
    Net income                                                    $   1,452,334        1,637,343         1,250,333
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                 1,477,792        1,532,400         1,892,870
        Bad debts, net of recoveries                                     43,061          875,143         1,585,555
        (Gain) loss on disposition of operating
          properties, net                                                     -         (387,617)        1,237,420
        Extraordinary gain on disposition of operating
          properties                                                          -         (952,692)       (3,604,514)
        Changes in assets and liabilities, net of
          effects of property dispositions:
            Accounts receivable                                         (48,856)      (1,458,968)       (1,228,720)
            Prepaid expenses                                             35,074           43,647            39,406
            Accounts payable and accrued expenses                      (283,045)         443,384           (89,940)
                                                                  -------------        ---------         ---------
                  Net cash provided by operating activities           2,676,360        1,732,640         1,082,410
                                                                  -------------        ---------         ---------

Cash flows from investing activities:
    Purchases of property and improvements                              (80,235)         (21,969)             (760)
    Proceeds from sale of property                                            -        2,246,114         2,958,287
    Cash forfeiture on disposition of property held in
      receivership                                                            -                -           (67,969)
                                                                  -------------       ----------         ---------
                  Net cash provided by (used in)
                    investing activities                                (80,235)       2,224,145         2,889,558
                                                                  -------------       ----------         ---------

Cash flows from financing activities:
    Payments on mortgage loans payable                                 (529,983)      (2,568,187)       (1,971,385)
    Distributions to limited partners                                  (325,000)               -                 -
    Increase in deferred charges                                        (14,479)               -                 -
                                                                  -------------       ----------         ---------
                  Net cash used in financing activities                (869,462)      (2,568,187)       (1,971,385)
                                                                  -------------       ----------         ---------

Net increase in cash and cash equivalents                             1,726,663        1,388,598         2,000,583
Cash and cash equivalents at beginning of year                        8,995,455        7,606,857         5,606,274
                                                                  -------------       ----------         ---------
Cash and cash equivalents at end of year                          $  10,722,118        8,995,455         7,606,857
                                                                  =============       ==========         =========

Cash paid for interest                                            $     678,905          716,910           850,747
                                                                  =============       ==========         =========


See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)  General

     HealthCare Properties, L.P. (HCP or the Partnership), is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Effective July 1, 1993, Capital Realty Group Senior Housing, Inc. (CRG) became the sole general partner of the Partnership. Effective February 1, 1995 Capital Senior Living, Inc., (CSL), an affiliate of CRG became the managing agent for the Partnership replacing CRG, which had been managing agent since July 1, 1992.

     At December 31, 1995, CRG owned approximately 9% of the Partnership's limited partner units. During 1996, Capital Senior Living Communities, L.P.
     (CSLC), an affiliate of CRG, acquired CRG's 9% interest in the Partnership. At December 31, 1996 and 1995, CSLC owned approximately 31% and 6% of the Partnership's limited partner units, respectively. In 1997, CSLC was sold to Capital Senior Living Properties (CSLP), a subsidiary of Capital Senior Living Corporation. At December 31, 1997, CSLP owned approximately 56% of the Partnership's limited partner units.

     The consolidated financial statements as of and for the years ended December 31, 1997 and 1996, include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which began operating Cambridge Nursing Home, located in Cambridge, Massachusetts, effective August 1, 1996. In addition, the consolidated financial statements for 1995 include the accounts of the Partnership and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc. and Countryside Care, LP. All significant intercompany accounts and transactions have been eliminated in consolidation.

     At December 31, 1997, 1996 and 1995, the status of the Partnership's properties was as follows:


                                                                      1997         1996        1995
                                                                      ----         ----        ----

       Operated under bankruptcy and managed by CSL                      -           -           1

       Leased to unaffiliated operators on a triple net basis            7           7           7

       Operated by subsidiaries of the Partnership and
        managed by CSL                                                   1           1           1
                                                                        ---         ---         ---

                                                                         8           8           9
                                                                        ===         ===         ===


     During 1996, one of the properties (Countryside) operated by a subsidiary of the Partnership was sold to an unrelated third party. Additionally, during 1996, the operations of a property (Cambridge) previously operated under bankruptcy and managed by CSL were transferred to Cambridge LLC. CSL continues to manage this property. During 1995, one of the Partnership's leased properties was sold to an unrelated third party and the deeds for two of the Partnership's operated properties were transferred to the noteholders in lieu of foreclosure (see note 3).


                                                                     (Continued)

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

     The financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1997, 1996 or 1995. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1997, 1996 or 1995.

     Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis, (ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment, as defined, (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference, and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. The partnership made a $325,000 distribution to the limited partners in 1997 and no distributions in 1996 and 1995.

                                                                     (Continued)

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

     Net patient service revenue is reported at the estimated net realizable amounts due from residents, third-party payors (including the Medicare and Medicaid programs), and others for service rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

     The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. Deductions to the allowance for doubtful accounts were $-0-, $45,682 and $29,953 for 1997, 1996 and 1995, respectively.

     The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

     The Partnership adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, on December 31, 1997. The adoption of this statement had no effect on the Partnership.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.


                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


(3)  Property and Improvements
     -------------------------

     Property and improvements consist of:

                                                                                 December 31

                                                                         1997              1996
                                                                         ----              ----

Land                                                              $   3,145,803          3,145,803
Buildings and improvements                                           31,425,543         31,397,383
Furniture, fixtures and equipment                                     1,656,040          1,603,965
                                                                  -------------         ----------
                                                                     36,227,386         36,147,151
Less allowance for reduction in carrying value of
     operating property                                              (2,185,381)        (2,185,381)
                                                                  -------------         ----------
                                                                     34,042,005         33,961,770
Less accumulated depreciation                                       (13,218,092)       (11,849,151)
                                                                  -------------         ----------
                                                                  $ 20,823,913          22,112,619
                                                                  =============         ==========



                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

The following is a summary of information for the individual Partnership properties from inception of the Partnership through December 31, 1997. The information presented includes furniture, fixtures and equipment which are immaterial to the Partnership.


                                                                                     Costs
                                     Costs
                                  Capitalized
                                     Subse-
                 Initial Cost to    quent to
                   Partnership    Acquisition Gross Amount at which Carried at Close of Period
               -------------------------------------------------------------------------------
                          Build-
                           ings                      Buildings                                       Accumu-
                           and                          and                                          lated    Date of  Date
                         Improve-   Improve-          Improve-      Valuation               Encum-   Depre-    Const-   Ac-  Useful
Description      Land     ments      ments    Land     ments        Allowance       Total   brances  ciation  ruction quired  Life
------------------------------------------------------------------------------------------------------------------------------------


Cedarbrook     $807,861  3,147,139  783,608  807,861  3,930,747          -      4,738,608   729,622  1,725,113  1985  1987 25-31 yrs
rehab facility
Nashville, TN

Cane Creek       97,560  3,902,440  225,118   97,560  4,127,558          -      4,225,118   581,555  1,941,859  1985  1987 25-31 yrs
rehab facility
Martin, TN

Crenshaw Creek  123,801  3,776,199  102,732  123,801  3,878,931          -      4,002,732         -  1,551,238  1988  1988 25-31 yrs
rehab facility
Lancaster, SC

Sandy Brook     563,072  3,636,928  128,434  563,072  3,765,362          -      4,328,434         -  1,468,773  1985  1988 25-31 yrs
rehab facility
Orlando, FL

Cambridge       497,470   4,602,530   182,006   497,470   4,784,536 (2,185,381) 3,096,625         -  1,616,348  1967  1990 25-31 yrs
nursing home
Cambridge, MA

Trinity Hills   300,000   2,400,000    26,152   300,000   2,426,152      -      2,726,152         -  1,192,245  1971  1988 25-31 yrs
nursing home
Ft. Worth, TX

Hearthstone     756,039   2,868,961   116,365   756,039   2,985,326      -      3,741,365 1,306,222  1,216,698  1988  1988 25-31 yrs
nursing home
Round Rock, TX

McCurdy               -   7,100,000    74,064         -   7,174,064      -      7,174,064 4,060,033  2,500,670  1916  1989 25-31 yrs
nursing home
Evansville, IN

Partnership
assets
Dallas, TX            -           -     8,907         -       8,907      -          8,907         -      5,148   n/a 1991-    10 yrs
                                                                                                                      1993
             ----------  ----------  --------  --------  ----------  ---------  --------  ---------  ---------

Total        $3,145,803  31,434,197 1,647,386 3,145,803  33,081,583 (2,185,381)34,042,005 6,677,432 13,218,092
             ==========  ========== ========= =========  ==========  ========= ========== ========= ==========



                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements



The following information is a summary of Partnership additions to and deductions from property and improvements and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995. The information presented includes furniture, fixtures and equipment which are immaterial to the Partnership.


               Property and Improvements                       1997               1996            1995
               -------------------------                       ----               ----            ----

Balance at beginning of period                          $ 33,961,770        36,862,974       46,272,927
   Additions during the period:
     Acquisitions                                                  -                 -                -
     Improvements                                             80,235            21,969              760
                                                        ------------        ----------       ----------
                                                          34,042,005            21,969              760
   Deductions during period:
     Cost of property sold                                         -         2,923,173        3,520,068
     Cost of property transferred in lieu of
       foreclosure                                                 -                 -        5,890,645
     Write-down in value of property                               -                 -                -
                                                        ------------        ----------       ----------
                  Total deductions                                 -         2,923,173        9,410,713
                                                        ------------        ----------       ----------
Balance at close of period                              $ 34,042,005        33,961,770       36,862,974
                                                        ============        ==========       ==========

Accumulated depreciation:
   Balance at beginning of period                       $ 11,849,151        11,611,719       12,576,670
     Additions                                             1,368,941         1,418,293        1,721,605
     Deductions during period:
       Property sold                                               -         1,180,861          989,422
       Property transferred in lieu of foreclosure                 -                 -        1,697,134
                                                        ------------        ----------       ----------
                  Total deductions                                 -         1,180,861        2,686,556
                                                        ------------        ----------       ----------
Balance at close of period                              $ 13,218,092        11,849,151       11,611,719
                                                        ============        ==========       ==========

The federal income tax basis of the Partnership's property and improvements at December 31, 1997 is $25,775,120.




                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements



The following property dispositions occurred during 1996 and 1995:


                                Net property      Mortgage                                           Net gain
                                    and             loans                               Net            on
                                improvements       payable             Other          proceeds      disposition
                                ------------      --------             -----          --------      -----------

1996:
    Sale of Countryside
       on May 1, 1996           $ 1,742,401        (2,068,539)        (987,804)        (26,367)      1,340,309
                                  =========         =========       ==========      ==========       =========

1995:
    Sale of Heritage
       Manor on July 5,
       1995                     $ 2,530,645        (1,500,000)          63,857      (1,458,287)        363,785
    Deed transferred to
      noteholder in
      lieu of foreclosure:
         Foothills                2,122,178        (2,360,895)        (872,587)              -       1,111,304
         Diablo/Tamarack          2,071,334        (2,160,787)        (802,552)              -         892,005
                                -----------         ---------       ----------      ----------       ---------
                                $ 6,724,157        (6,021,682)      (1,611,282)     (1,458,287)      2,367,094
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

The Heritage Manor property was sold on July 5, 1995 to an unrelated third-party investor for $3,075,000. With the proceeds, the Partnership paid the $1,500,000 mortgage loan balance. The resulting ordinary net gain of $363,785 represents the difference between the carrying value of the property and the sales proceeds.

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


                                                                     (Continued)

                 HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


Effective December 1, 1994, the Foothills property was placed in receivership. The deed to the property was subsequently transferred to the noteholder in lieu of foreclosure on JulyE19, 1995. The resulting net gain is comprised of (1) an ordinary loss of $914,435, representing the difference between the carrying value and the fair value of the property and, (2) an extraordinary gain of $2,025,739 representing the difference between the fair value of the property, and the mortgage loan payable including accrued interest payable.

Combined   operating   results  for  Cambridge,   Foothills,   Countryside   and
Diablo/Tamarack follows:


                                                  1997               1996                1995
                                                  ----               ----                ----

Net patient service revenue                   $ 4,702,017          2,969,991           3,268,800
                                                ---------          ---------           ---------

Facility operating expenses                     4,577,735          2,727,909           3,238,004
Depreciation                                      205,563            248,134             275,815
Fees to affiliates                                390,059            261,517             319,454
Bad debts                                          43,061             79,682             325,921
Lease default expenses                                  -             35,923             120,258
                                                ---------          ---------           ---------
                                                5,216,418          3,353,165           4,279,452
                                                ---------          ---------           ---------
Loss from operations                          $  (514,401)          (383,174)         (1,010,652)
                                                ==========         =========           =========
Interest expense                              $          -            67,181             457,691
                                                ==========         =========           =========

     The 1997 and 1996 operating results consist primarily of activity at the Cambridge facility. The 1996 operations for Cambridge were from August 1, 1996 through December 31, 1996 and at the Countryside facility from January 1, 1996 through April 30, 1996. Operating results consist of amounts at the Countryside facility for the year ended December 31, 1995 and at the Diablo/Tamarack facility from January 1, 1995 through July 31, 1995.

(4)  Mortgage Loans Payable
     ----------------------

     Mortgage loans payable consist of the following:


                                                                             1997              1996
                                                                             ----              ----



     Cane Creek property - note payable to bank                          $    581,555        789,198
     Cedarbrook property - note payable to bank                               729,622        899,029
     Hearthstone property - note payable to life insurance
         company                                                            1,306,222      1,341,859
     McCurdy property - note payable to bank                                4,060,032      4,177,328
                                                                            ---------      ---------

                           Total mortgage loans payable                   $ 6,677,431      7,207,414
                                                                            =========      =========



                                                                     (Continued)

                HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements





     Mortgage loans payable bear interest ranging from 6.6% to 10.75% at December 31, 1997 and 6.6% to 10.75% at December 31, 1996. These notes are payable in monthly installments of $100,812 at December 31, 1997 and $101,092 at December 31, 1996, including interest. The notes are secured by properties with net book values aggregating $12,494,825 and $13,246,635 at December 31, 1997 and 1996, respectively. The notes range in maturity from 2001 to 2012.

     The Partnership leases four of its properties under a master lease (see note 5). The rentals under the master lease provide additional security for two notes payable used to finance two of the master lease properties. One of the lenders agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. On March 21, 1997, the other lender agreed not to exercise its call rights on June 30, 1997 and the Partnership is currently negotiating the extensio of this note until December 1, 2001.

     Presented below is a summary of required principal payments on mortgage loans payable. The note callable on June 30, 1997 is included in amounts due currently.


          1998                                                      $    932,664
          1999                                                           382,640
          2000                                                           417,147
          2001                                                           378,170
          2002 and thereafter                                          4,566,810
                                                                       ---------
                                                                     $ 6,677,431
                                                                       =========
(5)  Leases

     The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $271,340, $192,325 and $165,042 in 1997, 1996 and 1995, respectively.

     Minimum rentals for the next two years are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals, amounted to $19,339,886 and $20,502,517 at December 31, 1997 and 1996, respectively.

     Four of the Partnership's properties are subject to a master lease with a single operator, Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth). This master lease, as amended, contains a nine-year renewal


                                                                     (Continued)

               HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

     option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 1997, no contingent rentals have been accrued on the master lease.

     During 1994, HealthSouth closed the Partnership's Sandybrook facility. In February 1997, HealthSouth closed the Cedarbrook facility. Despite these closures, HealthSouth has continued making its full lease payments under the terms of the master lease.

     The following summary consolidated financial data was obtained from the September 30, 1997 Form 10-Q and the December 31, 1996 Form 10-K of
     HealthSouth:


                                                                    September 30,    December 31,
                                                                         1997            1996
                                                                         ----            ----
                                                                     (unaudited)
                                                                             (in thousands)


Cash                                                              $    189,408         148,028
Accounts receivable, net                                               659,415         510,567
Property and equipment, net                                          1,659,300       1,390,873
Intangible assets, net                                               1,379,500       1,049,658
Other assets                                                           362,148         272,826
                                                                    ----------       ---------
                  Total assets                                    $  4,249,771       3,371,952
                                                                     =========       =========

Long-term debt                                                    $  1,882,466       1,450,620
Other liabilities                                                      429,894         405,408
Stockholders' equity                                                 1,937,411       1,515,924
                                                                     ---------         ---------
                  Total liabilities and stockholders' equity      $  4,249,771       3,371,952
                                                                     =========       =========



                                                Nine months ended
                                                  September 30,                 Year ended
                                                                               December 31

                                                       1997               1996               1995
                                                       ----               ----               ----
                                                   (unaudited)
                                                                    (in thousands)


Net revenue                                        $ 2,163,018          2,436,537          2,003,146
                                                     =========          =========          =========

Net income                                         $   231,818            220,818             92,521
                                                     =========          =========          =========

(6)  Related Party Transactions
     --------------------------

     Personnel working at the property sites and certain home office personnel who perform services on behalf of HCP are employees of CSL. HCP reimburses

                                                                     (Continued)

               HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


     CSL for the salaries, related benefits, and overhead reimbursements of such personnel. In addition, HCP pays fees to the general partner and affiliates of the general partner. The approximate costs of these arrangements are reflected below.


                                                          1997             1996             1995
                                                          ----             ----             ----

Salary and benefit reimbursements                    $ 3,173,000        1,859,000         2,256,000
                                                       =========        =========         =========

Asset management fees                                $   484,000          740,000           712,000
Property management fees                                 330,000          208,000           252,000
Administrative and other expenses                        206,000          256,000           235,000
General partner management fees                           90,000           72,000            80,000
                                                       ---------        ---------         ---------
                                                     $ 1,110,000        1,276,000         1,279,000
                                                       =========        =========         =========

     In October 1997, HCP paid CRG a refinancing fee of $13,245.

     In connection with the sale of Countryside in 1996, the general partner was paid fees aggregating $66,000. In connection with the sale of Heritage Manor in 1995, the general partner was paid fees aggregating $92,250.

     As of December 31, 1997, Capital Senior Living Corporation, which is owned by James A. Stroud (through a trust), Jeffrey L. Beck and Lawrence A. Cohen, indirectly owned 56% of the limited partnership units of HCP. HCP is included in the consolidated financial statements of Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission. In addition, the general partner of HCP, CRG, is beneficially owned by Messrs. Beck and Stroud.

     Mr. Beck is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

(7)  Other Income
     ------------

     On November 3, 1997, CSLC sold all of its units of HCP to CSLP in conjunction with the initial public offering of its parent company, Capital Senior Living Corporation. In connection with the sale of its investment in HCP, and in compliance with Section 16b of the Securities Exchange Act of 1934, CSLC subsequently paid to HCP $440,007 in gains recognized on purchases of HCP units made within a six month period prior to the sale of HCP units to CSLP. This gain is included in other income in the accompanying 1997 consolidated statement of income.




                                                                     (Continued)

               HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements


(8)  Income Taxes

     Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:


                                                                      Years ended December 31
                                                                      -----------------------

                                                           1997               1996               1995
                                                           ----               ----               ----
Total partners' equity - financial statement
   basis                                              $ 25,191,959        24,064,625          22,427,282
Current year tax basis net earnings
   over (under) financial statement basis                  321,264          (684,329)         (2,942,675)
Cumulative tax basis net earnings over
   financial statement basis                             4,452,249         5,136,578           8,079,253
                                                       -----------        ----------          ----------
Total partners' equity - federal income
   tax basis                                          $ 29,965,472        28,516,874          27,563,860
                                                        ==========        ==========          ==========

     Because   many   types  of   transactions   are   susceptible   to  varying
     interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

(9)  Business and Credit Concentrations
     ----------------------------------

     The Partnership's eight facilities are located in the southeastern United States, Texas, Indiana and Massachusetts. The four facilities operated by HealthSouth (note 5) are located in the southeastern United States and accounted for approximately $2,367,000 (26%), $2,367,000 (31%) and
     $2,367,000   (28%)  of  Partnership   revenues  in  1997,  1996  and  1995,
     respectively. One property leased to an unaffiliated operator accounted for approximately $998,000 (11%) and $1,024,000 (14%) of Partnership revenue in 1997 and 1996, respectively.

     The Partnership also derives revenue from Medicaid programs funded by the states of Michigan and Massachusetts. The Partnership derived 32% and 15% of its revenues from the state program in Massachusetts in 1997 and 1996, respectively. The Partnership derived 15% of its revenues from the Michigan state program in 1995. The Partnership also derived 13% of its revenue from the Medicare program in 1997.

     Receivables due from state Medicaid programs aggregated $372,033 and $438,350 at December 31, 1997 and 1996, respectively.

     The Partnership does not require collateral or other security to support financial instruments subject to credit risk.

                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements



(10) Fair Value of Financial Instruments
     -----------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments presented below.

     (a)  Cash and Cash Equivalents, Receivables and Payables
          ---------------------------------------------------

          The carrying amount approximates fair value because of the short maturity of these instruments.

     (b)  Mortgage Loans Payable
          ----------------------

          The fair value of the Partnership's mortgage loans payable is calculated by discounting scheduled cash flows through maturity using discount rates that are currently available to the Partnership on other borrowings with similar risk and maturities. Issuance costs and other expenses that would be incurred in an actual borrowing are not reflected in this amount.


                                               Carrying value         Fair value
                                               --------------         ----------

          Mortgage loans payable                $ 6,677,431           6,611,128
                                                  =========           =========

(11) Selected Quarterly Financial Data (Unaudited)
     ---------------------------------------------


                                           Fiscal 1997 Quarters                                      Fiscal 1996 Quarters
                                         -----------------------                                    ---------------------


                                 First        Second       Third       Fourth       First        Second       Third       Fourth
                                 -----        ------       -----       ------       -----        ------       -----       ------

       Revenues              $ 2,304,372    2,348,896    2,229,873    2,094,487   1,797,847    1,437,060    2,051,544    2,273,653

       Income before
         extraordinary item      348,820      259,236      286,026      558,252      39,064      546,684       53,695       45,208

       Net income                348,820      259,236      286,026      558,252      39,064    1,499,376       53,695       45,208

       Basic earnings per
         limited partnership
         unit                        .08          .06          .07          .13         .01          .36          .01          .01


          Quarterly operating results are not necessarily representative of operations for a full year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

               The following Consolidated Financial Statements of

               HealthCare Properties, L.P. and Subsidiaries are incorporated by reference as set forth in PART II, Item 8:

               Independent Auditors' Report

               Consolidated Balance Sheets - December 31, 1997 and 1996

               Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Partnership Equity - Years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows- Years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules

               All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

          (3)  Exhibits

               The list of exhibits is  incorporated  herein by reference to the exhibit index on page 38 of this report

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

                           HEALTHCARE PROPERTIES, L.P.

                           By:  Capital Realty Group Senior Housing, Inc.,
                                  General Partner



                                 By:    /s/ James A. Stroud
                                        ----------------------------------------
                                            James A. Stroud
                                            Chief Operating Officer and Director





     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.





By:     /s/ James A. Stroud
        __________________________________                        March 27, 1998
         James A. Stroud
         Chief Operating Officer and Director of General Partner
         (Chief financial, and accounting officer)

By:      /s/ Jeffrey L. Beck
        __________________________________                        March 27, 1998
         Jeffrey L. Beck
         Chief Executive Officer and Director of General Partner

                                  Exhibit Index

                                                                    Page Nos. in
Exhibit Number                                                       This Filing
--------------                                                      ------------

      3   Restated Limmited Partnership Agreement is incorporated       N/A
          by reference to Exhibit A to the Prospectus of Registrant dated August 31, 1987, as filed with the Commission pursuant to Rule 424(b).

     10   Restructuring Agreement dated November 30, 1992, between      N/A
          Registrant and Rebound, Inc. with exhibits.

     27*  Financial Data Schedule (included only in Edgar filing)        -

     28   Partnership Management Agreement, dated July 29, 1992,        N/A
          with Capital Realty Group Properties, Inc. as filed with the Commission in the Third Quarter 10-Q, dated September 20, 1992.


*Filed herewith

(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K were filed during the last quarter of fiscal 1997.