Form 10-Q
period 1998-03-31
HEALTHCARE PROPERTIES L P
filed 1998-05-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695
                         -------

                           HEALTHCARE PROPERTIES, L.P.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                            62-1317327
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or oganization)                            Identification Number)


              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
              ----------------------------------------------------
                     (Address of principal executive office)


                                 (972) 770-5600
                                 --------------
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

                                 BALANCE SHEETS
                                 --------------



                                                                      March 31, 1998         December 31, 1997
                                                                      --------------         -----------------
                                                                       (Unaudited)               (Audited)
                                                                       -----------               ---------
                                     ASSETS
                                     ------

Cash and cash equivalents                                           $     11,130,809         $     10,722,118

Accounts receivable, less allowance for doubtful
  accounts of $316,042 in 1998 and $301,042 in 1997                          728,597                  800,029

Prepaid Expenses and other                                                    24,680                   50,221

Property and improvements, net                                            20,526,552               20,823,913

Deferred charges, less accumulated amortization
  of $900,243 in 1998 and $876,760 in 1997                                   388,652                  405,572
                                                                    ----------------         ----------------


                                                                    $     32,799,290         $     32,801,853
                                                                    ================         ================



                                   LIABILITIES AND PARTNERSHIP EQUITY
                                   ----------------------------------

 Accounts payable and accrued expenses                              $        911,895         $        818,252

Operating facility accounts payable                                           82,895                  114,211

Mortgage loans payable                                                     6,539,798                6,677,431
                                                                    ----------------         ----------------

                                                                           7,534,588                7,609,894
                                                                    ----------------         ----------------

Partnership equity:
  Limited partners (4,151,535 and 4,172,457 units outstanding             25,225,749               25,156,971
       in 1998 and 1997, respectively)
  General partner                                                             38,953                   34,988
                                                                    ----------------         ----------------
                                                                          25,264,702               25,191,959
                                                                    ----------------         ----------------

                                                                    $     32,799,290         $     32,801,853
                                                                    ================         ================


                       See notes to financial statements


                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                             STATEMENT OF OPERATIONS
                             -----------------------


                                                            Three months ended,          Three months ended,
                                                              March 31, 1998               March 31, 1997
                                                              --------------               --------------

Revenues:
   Rental                                                     $     1,067,501               $     1,098,224
   Net patient services                                               984,920                     1,206,148
                                                              ---------------               ---------------
                                                                    2,052,421                     2,304,372
                                                              ---------------               ---------------


Expenses:
   Facility operating expenses                                      1,108,357                     1,134,952
   Depreciation                                                       325,364                       340,960
   Lease default expenses                                                   0                         4,650
   Administrative and other                                           329,923                       340,070
   Bad debts                                                           15,000                        13,217
                                                              ---------------               ---------------
                                                                    1,778,644                     1,833,849
                                                              ---------------               ---------------
       Income from operations                                         273,777                       470,523
                                                              ---------------               ---------------


Other income (expenses):
   Interest income                                                    113,444                        77,749
   Interest expenses                                                 (162,967)                     (172,601)
   Amortization                                                       (25,982)                      (26,851)
                                                              ---------------               ---------------
                                                                      (75,505)                     (121,703)
                                                              ---------------               ---------------


         Net income                                           $       198,272               $       348,820
                                                              ===============               ===============

NET EARNINGS PER UNIT                                         $           .05               $           .08
                                                              ===============               ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                  4,164,156                     4,172,457
                                                              ===============               ===============


                       See notes to financial statements






                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                        STATEMENTS OF PARTNERSHIP EQUITY
                        --------------------------------


                                               Limited                  General
                                               Partners                Partners                   Total
                                               --------                --------                   -----

Allocation of Net Earnings
   (Loss)                                          98 %                     2%                       100%
                                                   ====                     ==                       ====

EQUITY at
   December 31, 1997                        $   25,156,971          $     34,988             $   25,191,959

Net Income                                         194,307                 3,965                    198,272

Repurchased Limited Partner Units                 (125,529)                    -                   (125,529)
                                            --------------          ------------             --------------

EQUITY at
   March 31, 1998                           $   25,225,749          $     38,953             $   25,264,702
                                            ==============          ============             ==============

                       See notes to financial statements
                                       3



                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                   Three months ended         Three months ended
                                                                     March 31, 1998             March 31, 1997
                                                                     --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $     198,272              $     348,820
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Bad debts                                                           15,000                     13,217
         Depreciation and amortization                                      351,346                    367,811
         Changes in assets and liabilities:
             Accounts receivable                                             56,432                   (151,640)
             Prepaid expenses                                                25,541                     44,677
             Deferred charges                                                (9,062)                         0
             Accounts payable &
               accrued expenses                                              62,327                   (228,363)
                                                                      -------------              -------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                    699,856                    394,522
                                                                      -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and improvement                                     (28,003)                   (29,250)
                                                                      -------------              -------------
                    NET CASH USED IN
                    INVESTING  ACTIVITIES                                   (28,003)                   (29,250)
                                                                      -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                  (137,633)                  (129,521)
       Repurchased limited partner units                                   (125,529)                         0
                                                                      -------------              -------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                   (263,162)                  (129,521)
                                                                      -------------              -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                        408,691                    235,751

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                   10,722,118                  8,995,455
                                                                      -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                      $  11,130,809              $   9,231,206
                                                                      =============              =============


                       See notes to financial statements
                                       4

                           HEALTHCARE PROPERTIES, L.P.
                             (A Limited Partnership)

                          NOTE TO FINANCIAL STATEMENTS
                          ----------------------------
                        Three months ended March 31, 1998
                                   (Unaudited)

A.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1997.

B.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER
     ---------------------------------------------------------------------------

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


                                                       Three months ended         Three months ended
                                                         March 31, 1998             March 31, 1997

Salary and benefit reimbursements                         $      759,247             $      787,281
Administrative reimbursements                                     29,529                     50,285
Asset management fees                                            117,000                    103,433
Property management fees                                          78,674                     84,285
General partner management fees                                   21,914                     23,023
                                                          --------------             --------------
                                                          $    1,006,364             $    1,048,307
                                                          --------------             --------------

Currently, Capital Senior Living Properties, Inc., an affiliate of CRGSH, holds approximately 56% of the outstanding units of the Registrant. The Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission. Capital Senior Living Corporation also holds an option to purchase the stock of CRGSH at fair market value.

C.   VALUATION OF RENTAL PROPERTY
     ----------------------------

Generally accepted accounting principles require that the Registrant evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 1998, based on the Registrant's evaluation of the properties, the Registrant did not believe that any additional write-down was warranted.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

     All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 1998, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. The expiration date of the initial term of the leases are indicated below:

                               Property             Lease Expiration Date (Year)
                               --------             ----------------------------
                              Cedarbrook                         2000
                              Cane Creek                         2001
                              Crenshaw Creek                     2001
                              Sandy Brook                        2001
                              Cambridge                           N/A
                              Trinity Hills                      2000
                              Hearthstone                        2000
                              McCurdy                            2001

     Potential sources of liquidity for Registrant include collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets including sale to one or more of the lessees.

     As of March 31, 1998, Registrant had cash and cash equivalents aggregating $11,130,809. The cash and cash equivalents will be used for working capital and emergency reserves.

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

The General Partner believes it is in the best interest of the Partnership that once optimization of the asset value of the Partnership is reached, these assets be converted to cash. An appraisal has been conducted on this Partnership and based on this appraisal, we believe we are close to optimizing the value of this Partnership at approximately $24 million. Based on the appraisal, as well as the General Partner's duty to further the best interests of the Partnership, the General Partner is currently evaluating options, which could include the potential sale or merger of the assets of the Partnership.

Results of Operations
---------------------

                Discussion of Three Months Ending March 31, 1998
                ------------------------------------------------

     Rental revenues for the three months ended March 31, 1998, decreased $30,723 from the comparable three months ended March 31, 1997, due to decreased revenue participation from leased facilities. Net patient services for the three months ended March 31, 1998, decreased $221,228 from the three months ended March 31, 1997, and was primarily due to a $139,000 Medicare reserve accrual and decreased ancillary revenues from the Cambridge facility. Interest income for the three months ended March 31, 1998 increased $35,695 from the three months ended March 31, 1997 primarily due to increasing cash available for investment.

     Facility operating expenses for the three months ended March 31, 1998, decreased by $26,595 from the comparable 1997 period and is primarily due to decreased therapy costs at the Cambridge facility. Depreciation for the three months ended March 31, 1998, decreased $15,596 from the comparable 1997 period. Lease default expense decreased $4,650 for the three months ended March 31, 1998 from the comparable 1997 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, decreased $10,147 for the three months ended March 31, 1998 in comparison to 1997 and is primarily due to decreased administrative reimbursements and asset management fees. Bad debt expense for the three months ended March 31, 1998 increased $1,783 from the comparable 1997 period primarily due to increasing bad debt provisions at the Cambridge facility. Interest expense and amortization for the three months ended March 31, 1998 decreased by $9,634 and $869, respectively, from the comparable 1997 period.

     Cash and cash equivalents as of March 31, 1998 increased $408,691 over the balance at December 31, 1997. Increased cash for the three months ending March 31, 1998 in comparison to 1997 is primarily due to improved operating cash flow. Net accounts receivable of $728,597 at March 31, 1998 reflected a decrease of $71,432 over 1997 year-end balances. Accounts payable, accrued expenses, and facility accounts payable balances increased $ 62,327 at March 31, 1998, from December 31, 1997, and is primarily due to a Medicare reserve provision at the Cambridge facility.

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

     On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the facility from the jurisdiction of the United States Bankruptcy Court. Registrant's subsidiary now operates this property.

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

Year 2000 Issue
---------------

     The Partnership has developed a plan to modify its information technology to be ready for the year 2000. The Partnership relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Partnership does not expect this project to have a significant effect on operations. The Partnership will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

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

         None.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:     /s/ Keith Johannessen
        ------------------------------------------
        Keith Johannessen
        President

Date:   May 13, 1998