Form 10-Q
period 1998-06-30
HEALTHCARE PROPERTIES L P
filed 1998-08-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)                 QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [x] NO [ ]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                      June 30, 1998          December 31, 1997
                                                                      -------------          -----------------
                                                                       (Unaudited)
                                                                       -----------
                                                   ASSETS
                                                   ------

Cash and cash equivalents                                           $     11,324,744         $     10,722,118

Accounts receivable, less allowance for doubtful
  accounts of $331,042 in 1998 and $301,042 in 1997                          840,260                  800,029

Prepaid Expenses and other                                                    28,966                   50,221

Property and improvements, net                                            20,250,759               20,823,913

Deferred charges, less accumulated amortization
  of $926,627 in 1998 and $876,760 in 1997                                   362,267                  405,572
                                                                    ----------------         ----------------


                                                                    $     32,806,996         $     32,801,853
                                                                    ================         ================



                                   LIABILITIES AND PARTNERSHIP EQUITY
                                   ----------------------------------

 Accounts payable and accrued expenses                               $        672,126        $        818,252

Operating facility accounts payable                                           159,090                 114,211

Mortgage loans payable                                                      6,399,999               6,677,431
                                                                     ----------------        ----------------

                                                                            7,231,215               7,609,894
                                                                     ----------------        ----------------

Partnership equity:
  Limited partners (4,148,325 and 4,172,457 units outstanding
     in 1998 and 1997, respectively)                                       25,530,221              25,156,971
  General partner                                                              45,560                  34,988
                                                                     ----------------        ----------------
                                                                           25,575,781              25,191,959
                                                                     ----------------        ----------------

                                                                     $     32,806,996        $     32,801,853
                                                                     ================        ================

                                   See notes to financial statements
                                                   1

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended,          Three months ended,
                                                              June 30, 1998                 June 30, 1997
                                                              -------------                 -------------


Revenues:
   Rental                                                     $     1,063,469               $     1,059,749
   Net patient services                                             1,163,961                     1,289,147
                                                              ---------------               ---------------
                                                                    2,227,430                     2,348,896
                                                              ---------------               ---------------


Expenses:
   Facility operating expenses                                      1,147,288                     1,121,592
   Depreciation                                                       326,579                       340,960
   Lease default expenses                                                   0                        10,037
   Administrative and other                                           348,120                       490,041
   Bad debts                                                           15,000                        14,844
                                                              ---------------               ---------------
                                                                    1,836,987                     1,977,474
                                                              ---------------               ---------------
       Income from operations                                         390,443                       371,422
                                                              ---------------               ---------------


Other income (expenses):
   Interest income                                                    126,705                        85,886
   Interest expenses                                                 (160,423)                     (171,222)
   Amortization                                                       (26,384)                      (26,850)
                                                              ---------------               ---------------
                                                                      (60,102)                     (112,186)
                                                              ---------------               ---------------


         Net income                                           $       330,341               $       259,236
                                                              ===============               ===============

NET INCOME PER UNIT                                           $           .08               $           .06
                                                              ===============               ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                  4,156,240                     4,172,457
                                                              ===============               ===============

                                   See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Six months ended,            Six months ended,
                                                              June 30, 1998                 June 30, 1997
                                                              -------------                 -------------


Revenues:
   Rental                                                     $     2,130,970               $     2,157,973
   Net patient services                                             2,148,881                     2,495,295
                                                              ---------------               ---------------
                                                                    4,279,851                     4,653,268
                                                              ---------------               ---------------


Expenses:
   Facility operating expenses                                      2,255,645                     2,256,544
   Depreciation                                                       651,943                       681,920
   Lease default expenses                                                   0                        14,687
   Administrative and other                                           678,043                       830,111
   Bad debts                                                           30,000                        28,061
                                                              ---------------               ---------------
                                                                    3,615,631                     3,811,323
                                                              ---------------               ---------------
       Income from operations                                         664,220                       841,945
                                                              ---------------               ---------------


Other income (expenses):
   Interest income                                                    240,149                       163,635
   Interest expenses                                                 (323,390)                     (343,823)
   Amortization                                                       (52,366)                      (53,701)
                                                              ---------------               ---------------
                                                                     (135,607)                     (233,889)
                                                              ---------------               ---------------

         Net income                                           $       528,613               $       608,056
                                                              ===============               ===============

NET INCOME PER UNIT                                           $           .13               $           .15
                                                              ===============               ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                  4,156,240                     4,172,457
                                                              ===============               ===============

                        See notes to financial statements
                                        3

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY


                                                   Limited                 General
                                                  Partners                Partners                   Total
                                                  --------                --------                   -----

Allocation of Net Income                              98%                     2%                      100%
                                                      ===                     ==                      ====


EQUITY at
   December 31, 1997                        $   25,156,971          $     34,988             $   25,191,959

Net Income                                         194,307                 3,965                    198,272

Repurchased Limited Partner Units                 (125,529)                    0                   (125,529)
                                            --------------          ------------             --------------

EQUITY at
   March 31, 1998                           $   25,225,749          $     38,953             $   25,264,702

Net Income                                         323,734                 6,607                    330,341

Repurchased Limited Partner Units                  (19,262)                    0                    (19,262)
                                            --------------          ------------             --------------

EQUITY at
   June 30, 1998                            $   25,530,221          $     45,560             $   25,575,781
                                            ==============          ============             ==============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Six months ended           Six months ended
                                                                      June 30, 1998              June 30, 1997
                                                                      -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $     528,613              $     608,056
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Bad debts                                                           30,000                     28,061
         Depreciation and amortization                                      704,309                    735,621
         Changes in assets and liabilities:
             Accounts receivable                                            (70,230)                  (181,164)
             Prepaid expenses                                                21,255                     12,572
             Accounts payable &
               accrued expenses                                            (101,247)                  (351,158)
                                                                      -------------              -------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                  1,112,700                    851,988
                                                                      -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and improvement                                     (78,789)                   (38,409)
                                                                      -------------              -------------
                    NET CASH USED IN
                    INVESTING  ACTIVITIES                                   (78,789)                   (38,409)
                                                                      -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                  (277,432)                  (260,991)
       Repurchased limited partner units                                   (144,791)                         0
       Increase in deferred charges                                          (9,062)                         0
                                                                      -------------              -------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                   (431,285)                  (260,991)
                                                                      -------------              -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                        602,626                    552,588

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                   10,722,118                  8,995,455
                                                                      -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                      $  11,324,744              $   9,548,043
                                                                      =============              =============

CASH PAID FOR INTEREST                                                $     323,390              $     343,823
                                                                      =============              =============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six months ended June 30, 1998 AND 1997
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1997.

B.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

         Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. (CSL), which was until June 10, 1998, an affiliate of Capital Realty Group Senior Housing, Inc. ("CRGSH"), the General Partner of the Registrant. The Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Reimbursements and fees paid to CRGSH and CSL are as follows:

                                      Six months ended       Six months ended
                                        June 30, 1998          June 30, 1997

Salary and benefit reimbursements       $    1,532,161         $    1,579,494
Administrative reimbursements                   64,579                 85,694
Asset management fees                          275,567                222,289
Property management fees                       150,072                169,558
General partner management fees                 42,749                 45,802
                                        --------------         --------------
                                        $    2,065,128         $    2,102,837
                                        ==============         ==============

         Currently, Capital Senior Living Properties, Inc., formerly an affiliate of CRGSH, holds approximately 56% of the outstanding units of the Registrant. The Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission.

         On June 10, 1998, the sole owner of the General Partner, Capital Group Corporation, sold all of its shares of CRGSH common stock to Retirement
Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the make of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH.

C.       VALUATION OF RENTAL PROPERTY

         Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the six months ended June 30, 1998, based on the Registrant's evaluation of the properties, the Registrant did not record any additional write-down was warranted.

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

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of June 30, 1998, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which has no long-term net lease, the initial term of the seven properties with long-term net leases are due to expire in the years 2000 and 2001.

         Potential sources of liquidity for Registrant include current holdings of cash and cash equivalents, collection of outstanding receivables and/or revenue participation related to various leased facilities, collection on defaulted rent and/or damage settlements related to leases in default, new mortgage financing on one or more of Registrant's unencumbered assets, and a potential sale of one or more of the Registrant's assets.

         As of June 30, 1998, Registrant had cash and cash equivalents aggregating $11,324,744. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. As a consequence of prior defaults, Registrant suspended cash distributions on July 1, 1991, pending successful resolution of the various problems within its portfolio. Due to the uncertainty of the timing and conditions under which the Liquidity Reserve (which was suspended in March of 1991) might be reactivated, on August 15, 1991, Registrant ceased accepting additional liquidation requests. As required by the Partnership Agreement for Limited Partners to be paid their portion for federal income taxes, $250,000 and $325,000 in cash distributions were made in June 1993 and July 1997, respectively. Future cash distributions will be dependent upon improved operational income and successful refinancing on certain Registrant mortgages. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited. For the six months ended June 30, 1998, the Registrant has repurchased 24,132 limited partner units for a total amount of $144,791.

Results of Operations

                  Discussion of Six Months Ending June 30, 1998

         Rental revenues for the six months ended June 30, 1998, decreased $27,003 from the comparable six months ended June 30, 1997, due to decreased revenue participation from leased facilities. Net patient services for the six months ended June 30, 1998, decreased $346,414 from the six months ended June 30, 1997, and was primarily due to a 1997 Medicare charge of $108,423 and decreased ancillary revenues from the Cambridge facility. Interest income for the six months ended June 30, 1998 increased $76,514 from the six months ended June 30, 1997 and was primarily due to increasing cash available for investment.

         Facility operating expenses for the six months ended June 30, 1998 slightly decreased by $899 from the comparable 1997 period. Depreciation for the six months ended June 30, 1998, decreased $29,977 from the comparable 1997 period. Lease default expense decreased $14,687 for the six months ended June 30, 1998 from the comparable 1997 period due to decreasing legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, decreased $152,068 for the six months ended June 30, 1998 in comparison to 1997 and is primarily due to decreased professional fees. Bad debt expense for the six months ended June 30, 1998 slightly increased $1,939 from the comparable 1997 period. Interest expense and amortization for the six months ended June 30, 1998 decreased by $20,433 and $1,335, respectively, from the comparable 1997 period.

         For the three months ended June 30, 1998 as compared with the three months ended June 30, 1997, the Partnership's revenue was impacted by the same shifts of revenue as discussed above with the exception of an increase of $3,720 in rental revenue for the three months ended June 30, 1998 from the comparable 1997 period. Similarly, a comparison of second quarter 1998 operating expenses versus second quarter 1997 reflects the same variances as discussed above with the exception of an increase of $25,696 in facility operating expenses for the three months ended June 30, 1998 from the comparable 1997 period.

         Cash and cash equivalents as of June 30, 1998 increased $602,626 over the balance at December 31, 1997. Cash increased by $50,038 for the six months ending June 30, 1998 in comparison to 1997 is primarily due to improved operating cash flow. Net accounts receivable of $840,260 at June 30, 1998 reflected an increase of $40,231 over 1997 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $101,247 at June 30, 1998, from December 31, 1997 and is primarily due to the decrease in accrued Medicare liabilities on the Cambridge facility.

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

         On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the facility from the jurisdiction of the United States Bankruptcy Court. A Registrant's subsidiary now operates this property.

         Trinity Hills, McCurdy, and Hearthstone facilities. The Registrant's other facility lessees are all current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that two of these lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee at Trinity Hills continues to fund the deficits and its lease payments.

Year 2000 Issue

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant was previously engaged in litigation in an attempt to recover damages from defaulting lessees and their guarantors. Such actions involve claims against a prior operator of the Diablo/Tamarack facility. Registrant settled with the alleged defaulting guarantor of this facility for $60,000 plus 10% interest - payable in installments of $10,000 per year plus interest over five years.

         On June 17, 1998, Registrant filed a lawsuit in Dallas County against the lessee of the McCurdy facility. The complaint seeks a declaratory judgement affirming that the lessee of the McCurdy facility cannot exercise its option to purchase the McCurdy facility until the end of its term in October 2001. The lessee had asserted its right to exercise this option immediately (subject to a final determination of value). The lessee has currently sought to dismiss this action based on jurisdictional grounds.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
         -------------------
         Robert Lankford
         President

Date:    August 14, 1998