Form 10-Q
period 1998-09-30
HEALTHCARE PROPERTIES L P
filed 1998-11-16
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

                              HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                    (A Delaware Limited Partnership)

                                       CONSOLIDATED BALANCE SHEETS
                                       ---------------------------

                                                              September 30, 1998         December 31, 1997
                                                              ------------------         -----------------
                                                                  (Unaudited)
                                                                  -----------

                                                                       ASSETS
                                                                       ------

Cash and cash equivalents                                       $  11,627,412           $  10,722,118

Accounts receivable, less allowance for doubtful
     accounts of $346,042 in 1998 and $301,042 in 1997                997,623                 800,029

Prepaid Expenses and other                                             15,771                  50,221

Property and improvements, net                                     19,925,570              20,823,913

Deferred charges, less accumulated amortization
     of $953,011 in 1998 and $876,760 in 1997                         335,883                 405,572
                                                              ---------------         ---------------

                                                                 $ 32,902,259            $ 32,801,853
                                                              ===============         ===============

                                        LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                          $      685,487          $      818,252

Operating facility accounts payable                                    81,743                 114,211

Mortgage loans payable                                              6,257,974               6,677,431
                                                               --------------           -------------

                                                                    7,025,204               7,609,894
                                                               --------------           -------------
Partnership equity:
     Limited partners (4,148,325 and 4,172,457 units
         outstanding in 1998 and 1997, respectively)               25,970,261              25,156,971
     Repurchased limited partner units                               (144,791)                       0
     General partner                                                   51,585                  34,988
                                                             ----------------        ----------------
                                                                   25,877,055              25,191,959
                                                             ----------------        ----------------

                                                                 $ 32,902,259            $ 32,801,853
                                                             ================        ================

                                         See notes to financial statements



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                                    (Unaudited)

                                                              Three months ended        Three months ended
                                                              September 30, 1998        September 30, 1997
                                                              ------------------        ------------------
Revenues:
     Rental                                                     $   1,073,421           $   1,056,067
     Net patient services                                           1,140,126               1,173,806
                                                               --------------          --------------
                                                                    2,213,547               2,229,873
                                                               --------------          --------------

Expenses:
     Facility operating expenses                                    1,098,010               1,106,318
     Depreciation                                                     327,397                 340,960
     Lease default expenses                                                 0                       0
     Administrative and other                                         432,667                 378,649
     Bad debts                                                         15,000                  15,000
                                                               --------------          --------------
                                                                    1,873,074               1,840,927
                                                               --------------          --------------
         Income from operations                                       340,473                 388,946
                                                               --------------          --------------

Other income (expenses):
     Interest income                                                  145,045                  92,821
     Interest expenses                                               (157,860)               (168,828)
     Amortization                                                     (26,384)                (26,913)
                                                              ---------------          --------------
                                                                      (39,199)               (102,920)
                                                              ---------------          --------------

         Net income                                           $       301,274          $      286,026
                                                              ===============          ==============

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                         $           .07          $          .07
                                                              ===============          ===============

WEIGHTED AVERAGE
     NUMBER OF UNITS                                                4,148,325               4,172,457
                                                              ===============          ==============


                                       See notes to financial statements

                                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                                   (Unaudited)

                                                              Nine months ended          Nine months ended
                                                              September 30, 1998        September 30, 1997
                                                              ------------------        ------------------

Revenues:
     Rental                                                     $   3,204,391           $   3,214,040
     Net patient services                                           3,289,007               3,669,101
                                                               --------------          --------------
                                                                    6,493,398               6,883,141
                                                               --------------          --------------

Expenses:
     Facility operating expenses                                    3,353,655               3,362,862
     Depreciation                                                     979,340               1,022,880
     Lease default expenses                                                 0                  14,687
     Administrative and other                                       1,110,710               1,208,760
     Bad debts                                                         45,000                  43,061
                                                               --------------          --------------
                                                                    5,488,705               5,652,250
                                                               --------------          --------------
         Income from operations                                     1,004,693               1,230,891
                                                               --------------          --------------

Other income (expenses):
     Interest income                                                  385,194                 256,456
     Interest expenses                                               (481,250)               (512,651)
     Amortization                                                     (78,750)                (80,614)
                                                               --------------          --------------
                                                                     (174,806)               (336,809)
                                                               --------------          --------------

         Net income                                            $      829,887          $      894,082
                                                               ==============          ==============

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                          $          .20          $          .21
                                                               ==============          ==============

WEIGHTED AVERAGE
     NUMBER OF UNITS                                                4,153,602               4,172,457
                                                               ==============          ==============








                                         See notes to financial statements



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                   CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY


                                                                                   Repurchased
                                                  Limited           General          Limited
                                                 Partners          Partners       Partner Units           Total

Allocation of Net Income                               98%               2%                                 100%
                                                       ===               ==                                 ====

EQUITY at
     December 31, 1997                        $ 25,156,971       $   34,988      $          0       $ 25,191,959

Net Income                                         813,290           16,597                --            829,887

Repurchased Limited Partner Units                       --               --         (144,791)          (144,791)
                                              ------------       ----------      ------------       ------------

EQUITY at
     September 30, 1998-Unaudited             $ 25,970,261       $   51,585      $  (144,791)       $ 25,877,055
                                              ============       ==========      ============       ============



















                                         See notes to financial statements



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                                    (Unaudited)

                                                              Nine months ended          Nine months ended
                                                              September 30, 1998        September 30, 1997
                                                              ------------------        ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $    829,887            $    894,082
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Bad debts                                                45,000                  43,061
              Depreciation and amortization                         1,058,090               1,103,494
              Changes in assets and liabilities:
                  Accounts receivable                                (242,594)                (14,129)
                  Prepaid expenses                                     34,450                  23,693
                  Accounts payable &
                    accrued expenses                                 (165,233)               (432,217)
                                                               --------------          --------------

                      NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                          1,559,600               1,617,984
                                                               --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and improvement                            (80,997)                (62,399)
                                                               --------------          --------------

                      NET CASH USED IN
                      INVESTING ACTIVITIES                            (80,997)                (62,399)
                                                               --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage loans payable                              (419,457)               (384,961)
     Distributions                                                          0                (325,000)
     Repurchased limited partner units                               (144,791)                      0
     Increase in deferred charges                                      (9,061)                 (1,234)
                                                               --------------          --------------

                      NET CASH USED IN
                      FINANCING ACTIVITIES                           (573,309)               (711,195)
                                                               --------------          --------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                  905,294                 844,390

CASH AND CASH EQUIVALENTS
     Beginning of Period                                           10,722,118               8,995,455
                                                               --------------          --------------

CASH AND CASH EQUIVALENTS
     End of Period                                             $   11,627,412          $    9,839,845
                                                               ==============          ==============
CASH PAID FOR INTEREST                                         $      481,250          $      512,651
                                                               ==============          ==============

                                         See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 AND 1997
                                   (Unaudited)

A.       ACCOUNTING POLICIES
         -------------------

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

B.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
        -------------------------------------------------------------------
        PARTNER
        -------

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


                                                  Nine months ended           Nine months ended
                                                  September 30, 1998          September 30, 1997


Salary and benefit reimbursements                    $2,291,860                  $2,380,491

Administrative reimbursements                           104,635                     171,401

Asset management fees                                   413,475                     345,967

Property management fees                                229,881                     251,725

General partner management fees                          64,884                      68,101
                                                     ----------                  ----------

                                                     $3,104,735                  $3,217,685
                                                     ==========                  ==========


Currently, Capital Senior Living Properties, Inc., formerly an affiliate of CRGSH, holds approximately 56% of the outstanding units of the Registrant. The

Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission.

On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement
Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered real estate with Capital Realty Group Corporation and its affiliates.

C.       VALUATION OF RENTAL PROPERTY
         ----------------------------

         Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the nine months ended September 30, 1998, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of September 30, 1998, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the seven properties with long-term net leases are due to expire in the years 2000 and 2001.

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

         As of September 30, 1998, Registrant had cash and cash equivalents aggregating $11,627,412. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. As required by the Partnership Agreement for Limited Partners to be paid their portion for federal income taxes, $250,000 and $325,000 in cash distributions were made in June 1993 and July 1997, respectively. Future cash distributions will be dependent upon improved operational income and successful refinancing on certain Registrant mortgages. The Units are not publicly traded and as a result the liquidity of each Limited

Partner's individual investment is limited. For the nine months ended September 30, 1998, the Registrant has repurchased 24,132 Units for a total amount of $144,791.

Results of Operations
---------------------

               Discussion of Nine Months Ending September 30, 1998
               ---------------------------------------------------

         Rental revenues for the nine months ended September 30, 1998, decreased $9,649 from the comparable nine months ended September 30, 1997, due to decreased revenue participation from leased facilities. Net patient services for the nine months ended September 30, 1998, decreased $380,094 from the nine months ended September 30, 1997, and was primarily due to a 1997 Medicare charge of $108,423 and decreased ancillary revenues from the Cambridge facility. Interest income for the nine months ended September 30, 1998 increased $128,738 from the nine months ended September 30, 1997 and was primarily due to increasing cash available for investment.

         Facility operating expenses for the nine months ended September 30, 1998 slightly decreased by $9,207 from the comparable 1997 period. Depreciation for the nine months ended September 30, 1998, decreased $43,540 from the comparable 1997 period. Lease default expense decreased $14,687 for the nine months ended September 30, 1998 from the comparable 1997 period due to no legal fees incurred on the resolution of defaulted leases. Administrative expenses, including fees to the General Partner, decreased $98,050 for the nine months ended September 30, 1998 in comparison to 1997 and is primarily due to decreased administrative reimbursements. Bad debt expense for the nine months ended September 30, 1998 slightly increased $1,939 from the comparable 1997 period. Interest expense and amortization for the nine months ended September 30, 1998 decreased by $31,401 and $1,864, respectively, from the comparable 1997 period.

         For the three months ended September 30, 1998 as compared with the three months ended June 30, 1997, the Partnership's revenue was impacted by the same shifts of revenue as discussed above with the exception of an increase of $17,354 in rental revenue for the three months ended September 30, 1998 from the comparable 1997 period. Similarly, a comparison of third quarter 1998 operating expenses versus third quarter 1997 reflects the same variances as discussed above with the exception of an increase of $54,018 in administrative and other expenses for the three months ended September 30, 1998 from the comparable 1997 period.

         Cash and cash equivalents as of September 30, 1998 increased $905,294 over the balance at December 31, 1997. Cash increased by $60,904 for the nine months ending September 30, 1998 in comparison to 1997 is primarily due to improved operating cash flow. Net accounts receivable of $977,623 at September 30, 1998 reflected an increase of $197,594 over 1997 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $165,233 at September 30, 1998, from December 31, 1997 and is primarily due to the decrease in accrued Medicare liabilities on the Cambridge facility.

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

         Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. One of the lenders agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. On March 21, 1997, the other lender agreed not to exercise its call rights until June 30, 1997. The Partnership is currently negotiating the extension of this note until December 1, 2001. The Partnership continues to make its loan payments under those two loans.

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

         Trinity Hills, McCurdy, and Hearthstone facilities. The Trinity Hills and Hearthstone lessees are current in their lease obligations to the
Registrant. In addition, the Registrant believes it likely that two of the above-stated lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee at Trinity Hills continues to fund the deficits and its lease payments. Registrant believes that the lessee of the McCurdy facility is not in compliance with all the obligations set forth in the lease between the parties. If such a default is found to be upheld, the Partnership may have to take back operational control of this facility.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on ongoing assessments, the Registrant has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Registrant expects to substantially complete software reprogramming and software and hardware replacement no later than December 31, 1998, with 100% completion targeted for September 30, 1999. The Registrant presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Registrant.

The Registrant has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Registrant's business.

The Registrant is not aware of any external agent with a Year 2000 Issue that would materially impact the Registrant's results of operations, liquidity, or capital resources. However, the Registrant has no means of determining whether or ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Registrant.

Management of the Registrant believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Registrant has completed most but not all necessary phases of its Year 2000 program. In the event that the Registrant does not complete the current program or any additional phases, the Registrant could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Registrant. The Registrant could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Registrant currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Registrant plans to evaluate the status of completion in early 1999 and determine whether such a plan is necessary.

New Developments
----------------

         An appraisal has been conducted on this Partnership and based on this appraisal, we believe we are close to optimizing the value of this Partnership at approximately $24 million. Based on the appraisal, as well as the General Partner's duty to further the best interests of the Partnership, the General Partner is currently evaluating options, which could include the potential merger of the assets of the Partnership. Such a merger could result in the termination of the Partnership.


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

         On June 17, 1998, Registrant filed a lawsuit in Dallas County against the lessee of the McCurdy facility. The complaint sought a declaratory judgment affirming that the lessee of the McCurdy facility ("lessee") cannot exercise its option to purchase the McCurdy facility until the end of its term in October 2001. The lessee had threatened to exercise this option immediately (subject to a final determination of value). The lessee sought to dismiss this Dallas County action based on jurisdictional grounds and this dismissal was granted on November 6, 1998. On November 6, 1998, the Registrant was informed that the lessee filed a complaint for declaratory judgment in Evansville, Indiana seeking to exercise its option to purchase the McCurdy facility. The Registrant intends to vigorously challenge this action.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
         ----------------------
         Robert Lankford
         President

Date:    November  12, 1998