Form 10-K
period 1998-12-31
HEALTHCARE PROPERTIES L P
filed 1999-04-08
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                 to
                                        ---------------    ---------------

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

                                 Title of Class
                                 --------------
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

Documents incorporated by reference.     None
                                         ----

                                                                    Page 1 of 38
                                                         Exhibit Index Page : 38

                                TABLE OF CONTENTS


PART I                                                                                                              Page
                                                                                                                    ----

Item 1   Business                                                                                                     3

Item 2   Properties                                                                                                   4

Item 3   Legal Proceedings                                                                                            5

Item 4   Submission of Matters to a Vote of Security Holders                                                          6

PART II

Item 5   Market for Registrant's Common Equity
          and Related Security Holder Matters                                                                         6


Item 6   Selected Financial Data                                                                                      7

Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                                   8

Item 8   Financial Statements and Supplementary Data                                                                 12

Item 9   Changes in and Disagreements with Accountants on Accounting                                                 12
          and Financial Disclosure

PART III

Item 10  Directors and Executive Officers of the Registrant                                                          13

Item 11  Executive Compensation                                                                                      14

Item 12  Security Ownership of Certain Beneficial Owners and Management                                              14

Item 13  Certain Relationships and Related Transactions                                                              14

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            34

SIGNATURES                                                                                                           35

Exhibit Index                                                                                                        36


                                     PART I

Item 1.  Business
         --------

     HealthCare Properties, L.P. ("Registrant"), is a Delaware limited partnership formed in March 1987, for the purpose of acquiring, leasing and operating existing or newly constructed health care properties. The General
Partner  of  the  Registrant  is  Capital  Realty  Group  Senior  Housing,  Inc.
("Capital")

     The offering of Registrant's limited partnership interests (the "Units") terminated on August 31, 1989, although some Units were sold to existing investors pursuant to Registrant's distribution reinvestment plan (the "Plan") until July of 1991 when the Plan was suspended. Registrant received gross proceeds from the offering of $43,373,269 and net proceeds of $38,748,791.

     All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of December 31, 1998, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged ("the "Properties"). See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Registrant's properties and their history.

     As of  December  31,  1998,  Registrant  had  seven  properties  leased  to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. The eighth facility is Cambridge Nursing Home. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of Cambridge Nursing Home, Inc. to Cambridge Nursing Home Limited Liability Company ("Cambridge LLC"), a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court.

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

     For the year ended December 31, 1998, Registrant's Properties accounted for 100% of Registrant's gross revenues.

     Registrant's original objective was to maintain and hold its properties for long-term appreciation. Registrant may reinvest net sale or refinancing proceeds in additional health care properties.

         The terms of transactions between Registrant and former affiliates of the General Partner of Registrant are set forth below. Also, See Item 13.

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

Employees
---------

         The Registrant is managed by Capital Senior Living, Inc. ("CSL"), a subsidiary of Capital Senior Living Corporation. Until June 10, 1998, CSL was an affiliate of Capital. There were no employees of Registrant at December 31, 1998.

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


Item 2.  Properties
         ----------

         Registrant owns eight properties at December 31, 1998 consisting of four nursing homes and four rehabilitation centers purchased between October 1987 and October 1990. Four facilities were newly constructed when purchased. Four facilities are security for mortgage loans. Two of these loans are non-recourse to Registrant while two loans are guaranteed by Registrant. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The  following  table   summarizes  key   information   about  each  of
Registrant's properties:


                                             HEALTHCARE PROPERTIES, L.P.
                                                  PROPERTY SUMMARY

                                    CEDARBROOK                CANE CREEK              CRENSHAW CREEK               SANDYBROOK
                                    -----------------------------------------------------------------------------------------

Location                            Nashville, TN             Martin, TN           Lancaster, SC                   Orlando, FL
Type                                Rehab                     Rehab                Rehab                           Rehab
Date Purchased                      10/87                     11/87                6/88                            9/88

Purchase Price                      $3,955,000                $4,000,000           $3,900,000                      $4,200,000
Original Mortgage Amount            $2,000,000                $2,200,000           $0                              $0
12/31/98 Mortgage Balance           $568,181                  $364,106             $0                              $0
Mortgage Maturity                   June 30, 1997*            December 1, 2001     N/A                             N/A
End of Lease Term                   2001                      2001                 2001                            2001

                                    CAMBRIDGE                 TRINITY HILLS        HEARTHSTONE                     MCCURDY
                                    --------------------------------------------------------------------------------------
Location                            Cambridge, MA             Ft. Worth, TX        Austin, TX                      Evansville, IN
Type                                Nursing                   Nursing              Nursing                         Nursing
Date Purchased                      9/90                      2/88                 11/88                           9/89


Purchase Price                      $5,100,000                $2,700,000           $3,625,000                      $7,100,000
Original Mortgage Amount            $0                        $0                   $1,500,000                      $4,700,000
12/31/98 Mortgage Balance           $0                        $0                   $1,266,559                      $3,929,811
Mortgage Maturity                   N/A                       N/A                  July 1, 2002                    April 1, 2012
End of Lease Term                   N/A                       2000                 2000                            2001

*On March 21, 1997, the lender agreed not to exercise its call rights on June 30, 1997 and the Partnership is currently negotiating the extension of this note until December 1, 2001.


Item 3.  Legal Proceedings
         -----------------

A. Registrant was previously engaged in litigation in an attempt to recover damages from defaulting lessees and their guarantors. Such actions involve claims against a prior operator of the Diablo/Tamarack facility. Registrant settled in June, 1998 with the alleged defaulting guarantor of this facility for $60,000 plus 10% interest - payable in installments of $10,000 per year plus interest over five years.

B. On June 17, 1998, Registrant filed a lawsuit in Dallas County against the lessee of the McCurdy facility. The complaint sought a declaratory judgment affirming that the lessee of the McCurdy facility ("lessee") cannot exercise its option to purchase the McCurdy facility until the end of its term in October 2001. The lessee had threatened to exercise this option immediately (subject to a final determination of value). The lessee sought to dismiss this Dallas County action based on jurisdictional grounds and this dismissal was granted on November 6, 1998. On November 6, 1998, the lessee filed a complaint for declaratory judgment in Evansville, Indiana seeking to exercise its option to purchase the McCurdy facility. The Registrant is vigorously challenging this action.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None.
                                     PART II

Item 5.  Market for  Registrant's Common  Equity  and  Related  Security  Holder
         -----------------------------------------------------------------------
         Matters
         -------

         At March 1, 1999, there were 1,791 Unit Holders of record in Registrant owning an aggregate of 4,148,325 Units. There is no public market for these Units and Capital does not plan to list the Units on a national exchange or automated quotation system. Registrant formerly had a liquidity reserve feature which, under certain circumstances, permitted Unit Holders to sell their Units at a predetermined formula. Due to inadequate liquidity of Registrant and the adverse impact on Unit values caused by defaults of certain of Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve in March of 1991. Due to the valuation formula required to be used by Registrant in any such redemptions, it is unlikely that the General Partner will be able to reinstate the liquidity feature in the foreseeable future.


         During 1998, the Registrant repurchased 24,132 limited partner units in the amount of $144,791, or approximately $6.00 per unit.

         Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Unit Holders to transfer their Units. In all cases, the General Partner must consent in writing to any substitution of a Unit Holder. The Internal Revenue Code contains provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has established a policy of imposing limited restrictions on the transferability of the Units in private transactions. This policy is intended to prevent a public trading market from developing and may impact the ability of a Unit Holder to liquidate his investment quickly.

         The Registrant distributed $325,000 to its partners collectively in 1997 (to cover tax liabilities of the partners) and did not make any distributions in 1998. The ability of Registrant to make distributions of Operating Cash Flow in the future is dependent upon operational performance of properties operated by Registrant and collection of adequate rental revenues from properties leased to third party operators.

Item 6.  Selected Financial Data
         -----------------------

                                             HEALTHCARE PROPERTIES, L.P.
                                          (A Delaware Limited Partnership)


                                   December 31, 1998, 1997, 1996, 1995, and 1994
                              (Unaudited - not covered by Independent  Auditors'
                              Report)


                                               Year Ended December 31



=====================================================================================================================
                                  1998              1997              1996               1995               1994
=====================================================================================================================
Total Assets                 $32,758,958         $32,801,853       $32,487,547        $33,812,286        $40,914,991
---------------------------------------------------------------------------------------------------------------------
Mortgage Debt                $ 6,128,656          $6,677,432        $7,207,414         $9,775,601        $16,268,668
---------------------------------------------------------------------------------------------------------------------
Total Revenue from
---------------------------------------------------------------------------------------------------------------------
 Operations                  $ 8,787,575          $8,977,628        $7,560,104         $8,419,024        $12,574,481
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Weighted Average
---------------------------------------------------------------------------------------------------------------------
 Number of Units               4,153,835           4,172,457         4,172,457          4,172,457          4,172,457
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Income (Loss) Before
Extraordinary Item           $   874,425          $1,452,334          $684,651        $(2,354,181)      $(3,035,459)
---------------------------------------------------------------------------------------------------------------------
   Extraordinary Gain                 $0                  $0          $952,692         $3,604,514                 $0
---------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)         $   874,425          $1,452,334        $1,637,343         $1,250,333       $(3,035,459)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
Per Unit
---------------------------------------------------------------------------------------------------------------------
Income (Loss) before
Extraordinary Item                  $0.21              $0.34             $0.16            $(0.56)            $(0.71)
---------------------------------------------------------------------------------------------------------------------
    Extraordinary Gain                 $0                 $0             $0.23              $0.79                 $0
---------------------------------------------------------------------------------------------------------------------
    Net Income (Loss)               $0.21              $0.34             $0.39              $0.23            $(0.71)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
---------------------------------------------------------------------------------------------------------------------
   Tax                         $1,822,007         $1,832,184          $794,101        $(1,692,342)        $(393,245)
---------------------------------------------------------------------------------------------------------------------
   Per Unit                          $.44               $.44              $.19             $(.41)             $(.09)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Cash Distributions                     $0           $325,000                $0                                    $0
---------------------------------------------------------------------------------------------------------------------
  Per Unit                             $0               $.08                $0                                    $0
=====================================================================================================================

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

         Registrant ended 1998 with cash and cash equivalents of $11,971,405 as compared with $10,722,118 at December 31, 1997. Cash and cash equivalents primarily increased in 1998 due to positive cash flows provided by operating activities offset by regular debt service payments and the repurchase of limited partner units.

         Accounts receivable at December 31, 1998 slightly increased from approximately $843,000 as compared to $800,000 at December 31, 1997, however, the allowance for doubtful accounts increased from approximately $301,000 at December 31, 1997 to approximately $686,000 at December 31, 1998. This increase was the result of additional allowance reserves at the Cambridge facility on increased aged receivables.

         Accounts payable and accrued expenses were approximately $606,000 at December 31, 1998, as compared to $818,000 at December 31, 1997. This decrease resulted largely from a decrease in deferred lease income for rentals paid in advance.

         Operating facility accounts payable were approximately $103,000 at December 31, 1998, and $114,000 at December 31, 1997.

         Decreases from December 31, 1997 to 1998 in property and improvements, deferred charges and mortgage loans payable primarily relate to depreciation, amortization and note payments, respectively.

         Two loans of the Registrant became due in January 1996; however, one loan was extended to March 31, 1996 and subsequently extended to June 30, 1997. The Registrant is currently negotiating extension of this loan until December 1, 2001. The lender of the other loan agreed to extend the loan to December 1, 2001, pending completion of final loan documents. The lenders on these two loans have not documented the loan extension, but have verbally agreed to extend the loans to December 1, 2001.

Results of Operations
---------------------

         Rental revenues were approximately $4,282,000 in 1998 compared to approximately $4,276,000 in 1997, and approximately $4,590,000 in 1996. Rental revenues between 1998 and 1997 remain relatively unchanged. The decrease of rental revenues from 1996 to 1997 is primarily due to the loss of lease revenue from the Cambridge facility prior to its release from the United States Bankruptcy Court on August 1, 1996.

         Patient revenues of approximately $4,506,000 for the year ended December 31, 1998, approximately $4,702,000 for the year ended December 31, 1997, and approximately $2,970,000 for the year ended December 31, 1996, related to the operations at the Cambridge facility in 1998, 1997 and from August 1, 1996 through December 31,1996 and the Countryside facility from January 1, 1996 through April 30, 1996. The decrease in patient revenues from 1997 to 1998 resulted from decreased ancillary revenues at the Cambridge facility. The increase in patient revenues from 1996 to 1997 resulted from a full year of operations from the Cambridge facility in 1997 and a partial year of operations from the Cambridge and Countryside facilities in 1996.

         Facility operating expenses were approximately $4,448,000 in 1998 compared to approximately $4,578,000 in 1997, and approximately $2,728,000 in 1996. The decrease in facility operating expenses from 1997 to 1998 is primarily due to decreased nursing costs at the Cambridge facility. The increase in facility operating expenses from 1996 to 1997 resulted from a full year of operations from the Cambridge facility in 1997 and a partial year of operations from the Cambridge and Countryside facilities in 1996.

         Depreciation was approximately $1,307,000 for 1998, $1,369,000 for 1997, and $1,418,000 for 1996. Depreciation decreased from 1997 to 1998 due to the full depreciation on certain equipment. Depreciation decreased in 1997 from 1996 due to the above mentioned dispositions of properties.

         Fees to former affiliates were approximately $1,095,000 , $1,110,000 , and $1,276,000 for the years ended 1998, 1997, and 1996, respectively. Fees to these former affiliates were relatively unchanged from 1998 compared to 1997. The decrease of fees to former affiliates in 1997 from 1996 resulted from decreased asset management fees upon the closure of the Cedarbrook facility in February, 1997, leased by HealthSouth.

         Bad debt expense was approximately $385,000, $43,000, and $875,000 for the years ended 1998, 1997, and 1996, respectively. Bad debt expense increased in 1998 from 1997 due to additional allowance reserves at the Cambridge facility on increased aged receivables. Bad debt expense decreased in 1997, compared to 1996, because the Registrant stopped making lease rent accruals on the Cambridge facility during 1996, which accruals had been fully reserved by the Registrant, upon release of facility operations by the Bankruptcy Court on August 1, 1996. See Item 3. "Legal Proceedings".

         Lease default expenses of approximately $0, $15,000 , and $115,000 for the years ended 1998, 1997, and 1996, respectively, decreased in 1998 and 1997 from 1996 due to the resolution of the Countryside and Cambridge lease defaults.

         Administrative and other expenses were $468,000, $506,000, and $192,000 for the years ended 1998, 1997, and 1996, respectively. Administrative and other expenses decreased from 1997 to 1998 due to decreased overhead allocations from Capital. Administrative and other expenses increased from 1996 to 1997 due to increased printing, accounting and professional fees in addition to increased salaries, benefits and overhead allocated from Capital and former affiliates of Capital for personnel performing services on behalf of the Partnership.

         Interest income was approximately $524,000, $359,000, and $239,000 for the years ended 1998, 1997, and 1996, respectively. Interest income increased in 1998 and 1997 from 1996 due to additional cash available as a result of lower debt service requirements and continued positive operating cash flows.

         Interest expense was approximately $635,000, $679,000, and $784,000 for the years ended 1998, 1997, and 1996, respectively. Interest expense decreased in 1998 and in 1997 from 1996 due to continuing paydown of loan principal and the repayment of the mortgage upon the sale of the Countryside facility in 1996.

         Amortization was approximately $105,000, $109,000, and $114,000 for the years ended 1998, 1997, and 1996, respectively. Amortization decreased in 1998 and 1997 from 1996, primarily due to certain fully amortized deferred costs.

         During 1996, the gain on disposition of operating properties of approximately $388,000 and extraordinary gain of approximately $953,000 resulted from the sale of the Countryside facility.

         During 1997, other income of approximately $524,000 primarily resulted from the collection of a $71,000 distribution from Rebound, Inc., and approximately $440,000 paid in compliance with Section 16b of the Securities and Exchange Act by Capital Senior Living Communities, L.P., a former affiliate of the General Partner, for gains on purchases of units made within a six month period prior to the sale of such units.

         This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Operations of the Registrant's Properties
-----------------------------------------

         Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook facilities. Rebound, Inc. (a subsidiary of HealthSouth Corporation) leases the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook properties pursuant to a master lease with the Registrant.

         Due to low occupancy, the Sandybrook facility was closed in 1994. In February 1997, the Registrant was notified by HealthSouth of the closing of the Cedarbrook facility due to the low occupancy. At this time, the Registrant cannot determine when either of these facilities might reopen. HealthSouth has continued to make lease payments on a timely basis.

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

         On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the Cambridge facility from the jurisdiction of the United States Bankruptcy Court. A Registrant's subsidiary now operates this property.

         Trinity Hills, McCurdy, and Hearthstone facilities. The Trinity Hills and Hearthstone lessees are current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that the lessees of the Hearthstone and McCurdy facilities will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. The Hearthstone and McCurdy facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee at Trinity Hills continues to fund the deficits and its lease payments. Registrant believes that the lessee of the McCurdy facility is not in compliance with all the obligations set forth in the lease between the parties. If such a default is found to be upheld, the Partnership may take back operational control of this facility.

Impact of Inflation
-------------------

         To offset potential adverse effects of inflation, Registrant has required each of its unaffiliated tenants to execute "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. Such leases generally require additional participating rent payments based on certain increases in the lessee's collected revenues. To the extent that Registrant undertakes to operate certain facilities through wholly-owned subsidiaries, those subsidiaries, and ultimately Registrant, will be directly exposed to the inflationary pressures on health care industry operating costs.

Year 2000 Issue
---------------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Registrant has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Registrant expects to substantially complete software reprogramming and software and hardware replacement by mid 1999, with 100% completion targeted for September 30, 1999. The Registrant presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Registrant.

The Registrant has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Partnership's business.

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

The Partnership currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Partnership plans to evaluate the status of completion in mid 1999 and determine whether such a plan is necessary.


Item 7A.  Qualitative and Quantitative Disclosure About Market Risk
-------   ---------------------------------------------------------

The Partnership's primary market risk exposure is from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments. The cash equivalent short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         See the Consolidated Financial Statements with Independent Auditors' Report thereon.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     (a) The Registrant is a Limited Partnership and has no directors, officers, or significant employees.

     (b)  The General Partner of Registrant is:

                    Capital  Realty Group Senior  Housing,  Inc.,  ("Capital") a
                  Texas corporation, was formed under the laws of the State of Texas in 1988. Capital was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation ("CRG"). CRG is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck. On June 10, 1998, the sole owner of stock of the General Partner, Capital Realty Group Corporation, sold all of its shares of Capital common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10% per annum. The interest will accrue on the promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of Capital.

     (c) The Registrant is managed by Capital Senior Living, Inc. ("CSL"), a subsidiary of Capital Senior Living Corporation. As of December 31, 1998 the officers and directors of Capital, the General Partner, were:

              Name                             Position
              ----                             --------
              Robert L. Lankford               President, Retirement Associates,
                                               Inc., sole  stockholder of CRGSH,
                                               the General Partner
              Wayne R. Miller                  Secretary, Retirement Associates,
                                               Inc.


               Robert L. Lankford, age 44. Mr. Lankford has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage ("Kamco"). In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20% of his compensation.

               Wayne R. Miller, age 49. Mr. Miller has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of Wayne R. Miller P.C.

     (d)  Section 16 (a) Beneficial Ownership Reporting Compliance

          Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of CSL or beneficial owner of more than ten percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 1998.

Item 11. Executive Compensation
         ----------------------

         The Registrant has no officers or directors. The officers and directors of the General Partner receive no direct current remuneration from Registrant nor is it proposed that they receive remuneration in such capacities. Registrant is required to pay certain fees to the General Partner or its affiliates, make distributions, and allocate a share of the profits and losses of Registrant to the General Partner. The relationship of the General Partner (and its directors and officer) to its affiliates is set forth above in Item 10. Reference is also made to Note 6 of the Notes to the Consolidated Financial Statements included herein, for a description of such distributions, allocations and the compensation and reimbursements paid to the General Partner and former affiliates. Also see Item 13. "Certain Relationships and Related Transactions" for additional information.


         There  are  no  compensatory  plans  or  arrangements   resulting  from
resignation or retirement of the partners, directors or executive officers of the General Partner which require payments to be received from Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     (a) Capital Senior Living Properties, Inc., an affiliate of CSL, and until June 10, 1998, an affiliate of Capital owns 56.8% of outstanding Units of Registrant as of March 1, 1999. Otherwise, no other person or group owns more than 5% of Registrant as of March 1, 1999.

     (b) No partners, officers or directors of the General Partner directly own any Units at March 1, 1999. However, Messrs. Beck and Stroud and their affiliates own a substantial interest (approximately 46%) in the parent of Capital Senior Living Properties, Inc.


Item 13. Certain Relationships and Related Transactions

         Under the terms of the Partnership Agreement, Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of Registrant's profits and losses.

         The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in Registrant's Partnership Agreement, for their services rendered to Registrant in connection with the selection and purchase of any property by Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Registrant's properties may not exceed the lesser of: (a) 2% of the gross proceeds of Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 1998, 1997 and 1996 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2% of the price of additional properties payable from Net Sale or Refinancing Proceeds utilized solely for the acquisition. No such fees were paid in 1998, 1997 or in 1996.

         Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6% of the costs of any newly constructed property which is acquired by Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 1998, 1997 or in 1996 in connection with such services. The prior General Partners earned $455,000 since inception.

         Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing of a Registrant property, a mortgage placement fee equal to the lesser of: (a) 2% of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. Amounts earned by the General Partner in 1997 for the extension of the Hearthstone loan was $13,245. No such fees were paid in 1998 and in 1996.

         Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a Registrant property, and shall be entitled to receive the lessor of: (a) 3% of the sale price of the Registrant's property, or (b) an amount not to exceed 50% of the standard real estate commission. No such fees were paid in 1998 and 1997. Amounts earned by the General Partner in 1996 for the sale of Countryside were $66,000.

         Since most of Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its former affiliates received 1% of the monthly gross rental or operating revenues, totaling approximately $88,000, $90,000, and $72,000 in 1998, 1997, and 1996, respectively. Property management fees paid to the General Partner or to its managing agent, CSL, were approximately $315,000, $330,000, and $208,000 in 1998, 1997, and 1996, respectively. Asset management fees paid to the General Partner or to its managing agent, CSL, were approximately $543,000, $484,000, and $740,000 in 1998, 1997, and 1996, respectively.

         The General Partner may be reimbursed for its direct expenses relating to offering and administration of Registrant. The General Partner, its affiliates or its managing agent, CSL, received $149,140, $206,000, and $256,000 reimbursements for such out-of-pocket expenses in 1998, 1997, and 1996, respectively. In addition, the General partner, its affiliates or its managing agent, CSL, received $3,074,000, $3,173,000, and $1,859,000 for salary and benefit reimbursements.

         In addition, a 50% owner of CSL is chairman of the board and principal stockholder of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)


                       Consolidated Financial Statements


                        December 31, 1998, 1997 and 1996


                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Partners
HealthCare Properties, L.P.:

We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31,1998 and 1997, and the related consolidated statements of income, partnership equity, and cash flows for each of the years in the three-year period ended December 31,1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare
Properties, L.P. and subsidiaries as of December 31,1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31,1998, in conformity with generally accepted accounting principles.



                                   /s/ KPMG LLP
                                   -------------------------

Dallas, Texas
February 5, 1999


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                    Assets                                           1998                  1997
                                                                              ------------------    ------------------

Cash and cash equivalents                                                     $   11,971,405           10,722,118

Accounts receivable, less allowance for doubtful accounts of
    $686,042 in 1998 and $301,042 in 1997 (notes 9 and 11)                           843,332              800,029

Prepaid expenses                                                                      36,605               50,221

Property and improvements, net (notes 3, 4 and 5)                                 19,598,117           20,823,913

Deferred charges, less accumulated amortization of $981,895
    in 1998 and $876,760 in 1997                                                     309,499              405,572
                                                                              ------------------    ------------------

              Total assets                                                    $   32,758,958           32,801,853
                                                                              ==================    ==================

                      Liabilities and Partnership Equity

Accounts payable and accrued expenses                                         $   606,044                 818,252

Operating facility accounts payable                                               102,665                 114,211

Mortgage loans payable (note 4)                                                 6,128,656               6,677,431
                                                                              ------------------    ------------------

                                                                                6,837,365               7,609,894
                                                                              ------------------    ------------------

Partnership equity:
    Limited partners (4,148,325 units at December 31, 1998 and
       4,172,457 units at December 31, 1997)                                   25,869,116              25,191,959
    General partner                                                                52,477                  34,988
                                                                              ------------------    ------------------

                                                                               25,921,593              25,156,971

Commitments and contingencies (notes 2, 4 and 5)
                                                                              ------------------    ------------------

              Total liabilities and partnership equity                        $32,758,958              32,801,853
                                                                              ==================    ==================


See accompanying notes to consolidated financial statements.


                                       HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                             (A Delaware Limited Partnership)

                                             Consolidated Statements of Income

                                       Years ended December 31, 1998, 1997 and 1996

                                                                        1998               1997                1996
                                                                  ----------------   ----------------    ------------------
Revenues (notes 5 and 9):
    Net patient service                                             $   4,505,972       4,702,017           2,969,991
    Rental                                                              4,281,603       4,275,611           4,590,113
                                                                  ----------------   ----------------    ------------------

                                                                        8,787,575       8,977,628           7,560,104
                                                                  ----------------   ----------------    ------------------
Expenses:
    Facility operating expenses                                         4,447,809       4,577,735           2,727,909
    Depreciation                                                        1,306,736       1,368,941           1,418,293
    Fees to affiliates (note 6)                                         1,094,957       1,110,278           1,275,833
    Bad debts, net of recoveries                                          385,000          43,061             875,143
    Lease default expenses                                                     --          14,687             114,523
    Administrative and other                                              467,610         505,736             192,385
                                                                  ----------------   ----------------    ------------------

                                                                        7,702,112       7,620,438           6,604,086
                                                                  ----------------   ----------------    ------------------

              Income from operations                                    1,085,463       1,357,190             956,018
                                                                  ----------------   ----------------    ------------------
Other income (expense):
    Interest income                                                       524,180         358,856             239,215
    Interest expense                                                     (635,083)       (678,905)           (784,092)
    Amortization                                                         (105,135)       (108,851)           (114,107)
    Gain on disposition of operating
       properties, net (note 3)                                                --              --             387,617
    Other (note 7)                                                          5,000         524,044                  --
                                                                  ----------------   ----------------    ------------------

                                                                         (211,038)         95,144            (271,367)
                                                                  ----------------   ----------------    ------------------

              Income before extraordinary item                            874,425       1,452,334             684,651
                                                                  ----------------   ----------------    ------------------

Extraordinary gain on disposition of
    operating properties (note 3)                                              --              --             952,692
                                                                  ----------------   ----------------    ------------------

              Net income                                              $   874,425       1,452,334           1,637,343
                                                                  ================   ================    ==================

Allocation of net income:
    Limited partners                                                  $   856,936       1,423,287           1,609,067
    General partners                                                       17,489          29,047              28,276
                                                                  ----------------   ----------------    ------------------
                                                                      $   874,425       1,452,334           1,637,343
                                                                  ================   ================    ==================

Basic earnings per limited partnership unit:
    Income before extraordinary item                                  $       .21             .34                 .16
    Extraordinary gain                                                          -               -                 .23
                                                                  ----------------   ----------------    ------------------
    Net income                                                        $       .21             .34                 .39
                                                                  ================   ================    ==================
    Distributions                                                     $         -             .08                   -
                                                                  ================   ================    ==================

Weighted average number of units                                      $ 4,153,835       4,172,457          14,172,457
                                                                  ================   ================    ==================


See accompanying notes to consolidated financial statements.

                                      Consolidated Statements of Partnership Equity

                                       Years ended December 31, 1998, 1997 and 1996


                                                                Limited                General
                                                                Partners               Partner                Total
                                                           ------------------    -------------------    ------------------

Equity at December 31, 1996                                  $ 24,058,684               5,941               24,064,625

    Net income                                                  1,423,287              29,047                1,452,334
    Distributions                                                (325,000)                 --                 (325,000)
                                                           ------------------    -------------------    ------------------

Equity at December 31, 1997                                    25,156,971              34,988               25,191,959

    Net income                                                    856,936              17,489                  874,425
    Repurchased 24,132 Limited Partner Units
        and subsequently canceled                                (144,791)                 --                 (144,791)
                                                           ------------------    -------------------    ------------------

Equity at December 31, 1998                                  $ 25,869,116              52,477               25,921,593
                                                           ==================    ===================    ==================




See accompanying notes to consolidated financial statements.


                                       HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                             (A Delaware Limited Partnership)

                                           Consolidated Statements of Cash Flows

                                       Years ended December 31, 1998, 1997 and 1996

                                                                       1998                1997                 1996
                                                                ------------------   -----------------    -----------------

Cash flows from operating activities:
    Net income                                                    $   874,425           1,452,334             1,637,343
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                             1,411,871           1,477,792             1,532,400
          Bad debts, net of recoveries                                385,000              43,061               875,143
          Gain on disposition of operating
              properties, net                                              --                  --              (387,617)
          Extraordinary gain on disposition of operating
              properties                                                   --                  --              (952,692)
          Changes in assets and liabilities, net of
              effects of property dispositions:
                 Accounts receivable                                 (428,303)            (48,856)           (1,458,968)
                 Prepaid expenses                                      13,616              35,074                43,647
                 Accounts payable and accrued expenses               (223,754)           (283,045)              443,384
                                                                ------------------   -----------------    -----------------

                 Net cash provided by operating activities          2,032,855           2,676,360             1,732,640
                                                                ------------------   -----------------    -----------------

Cash flows from investing activities:
    Purchases of property and improvements                            (80,940)            (80,235)              (21,969)
    Proceeds from sale of property                                         --                  --             2,246,114
                 Net cash provided by (used in)
                                                                ------------------   -----------------    -----------------
                   investing activities                               (80,940)            (80,235)            2,224,145
                                                                ------------------   -----------------    -----------------

Cash flows from financing activities:
    Payments on mortgage loans payable                               (548,775)           (529,983)           (2,568,187)
    Distributions to limited partners                                      --            (325,000)                   --
    Increase in deferred charges                                       (9,062)            (14,479)                   --
    Repurchased limited partner units                                (144,791)                 --                    --
                                                                ------------------   -----------------    -----------------

                 Net cash used in financing activities               (702,628)           (869,462)           (2,568,187)
                                                                ------------------   -----------------    -----------------

Net increase in cash and cash equivalents                           1,249,287           1,726,663             1,388,598
Cash and cash equivalents at beginning of year                     10,722,118           8,995,455             7,606,857
                                                                ------------------   -----------------    -----------------

Cash and cash equivalents at end of year                          $11,971,405          10,722,118             8,995,455
                                                                ==================   =================    =================
Cash paid for interest                                            $   635,083             678,905               716,910
                                                                ==================   =================    =================


See accompanying notes to consolidated financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(1)    General

       HealthCare Properties, L.P. (HCP or the Partnership), is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc. (CRG) is the sole general partner of the Partnership. Effective February 1, 1995, Capital Senior Living, Inc.,
       (CSL), an affiliate of CRG became the managing agent for the Partnership replacing CRG.

       At December 31, 1995, CRG owned approximately 9% of the Partnership's limited partner units. During 1996, Capital Senior Living Communities, L.P. (CSLC), an affiliate of CRG, acquired CRG's 9% interest in the Partnership. At December31, 1996 and 1995, CSLC owned approximately 31% and 6% of the Partnership's limited partner units, respectively. In 1997, CSLC was sold to Capital Senior Living Properties (CSLP), a subsidiary of Capital Senior Living Corporation. At December31, 1997, CSLP owned approximately 56% of the Partnership's limited partner units.

       The consolidated financial statements as of and for the years ended December31, 1998 and 1997, include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which began operating Cambridge Nursing Home, located in Cambridge, Massachusetts, effective August1, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

       At December 31, 1998, 1997 and 1996, the Partnership leased seven of its properties to unaffiliated operators on a tripple net basis.


(2)    Summary of Significant Accounting Policies

       Property and improvements are stated at cost. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The fair value is based on either the expected future cash flows discounted at a rate which varies based on associated risk or an independent third-party appraisal. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using declining-balance and straight-line methods, as follows: buildings and improvements, 25 to 31 years; furniture, fixtures and equipment, 5 to 10 years.

                                                                     (Continued)
                                       22

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



       The financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1998, 1997 or 1996. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1998, 1997 or 1996.

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

       The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability

                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



     of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. Deductions to the allowance for doubtful accounts were $-0-, $-0- and $45,682 for 1998, 1997 and 1996, respectively.

     The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FAS 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position. The Partnership evaluates the performance and allocates resources of its properties based on current operations and market assessments on a property-by-property basis. The Partnership does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.


(3)    Property and Improvements


       Property and improvements consist of:

                                                                               December 31
                                                                ------------------------------------------
                                                                       1998                   1997
                                                                --------------------   -------------------

Land                                                             $  3,145,803              3,145,803
Buildings and improvements                                         31,426,443             31,425,543
Furniture, fixtures and equipment                                   1,736,080              1,656,040
                                                                --------------------   -------------------
                                                                   36,308,326             36,227,386
Less allowance for reduction in carrying value of
     operating property                                            (2,185,381)            (2,185,381)
                                                                --------------------   -------------------
                                                                   34,122,945             34,042,005
Less accumulated depreciation                                     (14,524,828)           (13,218,092)
                                                                --------------------   -------------------
                                                                 $ 19,598,117             20,823,913
                                                                ====================   ===================

                                                                     (Continued)

                                                            HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                                                   (A Delaware Limited Partnership)

                                                                 Notes to Consolidated Financial Statements

                                                                    December 31, 1998, 1997 and 1996


The following is a summary of information for the individual Partnership properties from inception of the Partnership through
December 31, 1998.  The information presented includes furniture, fixtures and equipment which are immaterial to the Partnership.

                                                             Costs
                                                          Capitalized
                                                         Subsequent to
                            Initial Cost to Partnership   Acqusition       Gross Amount Carried at Close of Period
                            ---------------------------  -------------   --------------------------------------------
                                        Buildings                                 Buildings
                                           and                                       and       Valuation
    Description               Land     Improvements      Improvements    Land    Improvements   Allowance    Total
--------------------        --------   ----------------  ------------  --------  ------------- ----------- ----------
Cedarbrook rehab facility  $  807,861    3,147,139           783,608     807,861   3,930,747           --   4,738,608
   Nashville, TN

Cane Creek rehab facility      97,560    3,902,440           225,118      97,560   4,127,558           --   4,225,118
   Martin, TN

Crenshaw Creek rehab facility 123,801    3,776,199           102,732     123,801   3,878,931           --   4,002,732
   Lancaster, SC

Sandybrook rehab facility     563,072    3,636,928           128,434     563,072   3,765,362           --   4,328,434
   Orlando, FL

Cambridge nursing home        497,470    4,602,530           262,946     497,470   4,865,476   (2,185,381)  3,177,565
   Cambridge, MA

Trinity Hills nursing home    300,000    2,400,000            26,152     300,000   2,426,152           --   2,726,152
   Ft. Worth, TX

Hearthstone nursing home      756,039    2,868,961           116,365     756,039   2,985,326           --   3,741,365
   Austin, TX

McCurdy nursing home               --    7,100,000            74,064          --   7,174,064           --   7,174,064
   Evansville, IN

Partnership assets                 --           --             8,907          --       8,907           --       8,907
   Dallas, TX              ----------   ----------       -----------   --------- -----------    ---------  ----------

Total                      $3,145,803   31,434,197         1,728,326   3,145,803  33,162,523   (2,185,381) 34,122,945
                           ==========   ==========       ===========   ========= ===========    =========  ==========

                                        Accumulated      Date of        Date       Useful
                         Encumbrances   Depreciation   Construction   Acquired      Life
                         ------------   ------------   ------------   --------  -----------
                             568,180     1,876,378         1985         1987    25-31 years

                             364,106     2,095,270         1985         1987    25-31 years

                                  --     1,701,330         1988         1988    25-31 years

                                  --     1,614,481         1985         1988    25-31 years

                                  --     1,830,571         1967         1990    25-31 years

                                  --     1,284,283         1971         1988    25-31 years

                           1,266,559     1,337,314         1988         1988    25-31 years

                           3,929,811     2,779,325         1916         1989    25-31 years

                                  --         5,905          n/a       1991-1993  5-10 years
                         -----------    ----------
                           6,128,656    14,524,828

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



       The following information is a summary of Partnership additions to and deductions from property and improvements and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996. The information presented includes furniture, fixtures and equipment which are immaterial to the Partnership.

               Property and Improvements                           1998                 1997                1996
---------------------------------------------------------    -----------------   ----------------    ---------------

Balance at beginning of period                               $  34,042,005           33,961,770          36,862,974
   Additions during the period:
     Acquisitions                                                        -                    -                   -
     Improvements                                                   80,940               80,235              21,969
                                                             -----------------   ----------------    ---------------

                                                                34,122,945           34,042,005          36,884,943
   Deductions during period:
     Cost of property sold                                               -                    -           2,923,173
                                                             -----------------   ----------------    ---------------

Balance at close of period                                   $  34,122,945           34,042,005          33,961,770
                                                             =================   ================    ===============

Accumulated depreciation:
   Balance at beginning of period                            $  13,218,092           11,849,151          11,611,719
     Additions                                                   1,306,736            1,368,941           1,418,293
     Deductions during period:
       Property sold                                                     -                    -           1,180,861
                                                             -----------------   ----------------    ---------------

Balance at close of period                                   $  14,524,828           13,218,092          11,849,151
                                                             =================   ================    ===============

The Countryside property was sold to an unrelated third-party investor on May 1, 1996 for $2,246,114. The resulting net gain is comprised of (1) an ordinary gain of $387,617 representing the difference between the carrying value of the property and the net sales proceeds and (2) an extraordinary gain of $952,692 representing the difference between the agreed-upon cash settlement with the lender and the mortgage loan payable including accrued interest payable.

The federal income tax basis of the Partnership's property and improvements at December 31, 1998 and 1997 is $22,018,273 and $25,775,120, respectively.

                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



       Combined operating results for Cambridge, Foothills, Countryside and Diablo/Tamarack follows:

                                                 1998                 1997                1996
                                            ----------------    -----------------    ----------------

Net patient service revenue                    $ 4,505,972        4,702,017             2,969,991
                                            ----------------    -----------------    ----------------

Facility operating expenses                      4,447,809        4,577,735             2,727,909
Depreciation                                       214,223          205,563               248,134
Fees to affiliates                                 370,030          390,059               261,517
Bad debts                                          385,000           43,061                79,682
Lease default expenses                                   -                -                35,923
                                            ----------------    -----------------    ----------------

                                                 5,417,062        5,216,418             3,353,165
                                            ----------------    -----------------    ----------------

Loss from operations                           $  (911,090)        (514,401)             (383,174)
                                            ================    =================    ================

Interest expense                               $         -                -                67,181
                                            ================    =================    ================

       The 1998 and 1997 operating results consist primarily of activity at the Cambridge facility. The 1996 operations for Cambridge were from August 1, 1996 through December 31, 1996 for Cambridge and the period from January 1, 1996 through April 30, 1996 for Countryside.


(4)    Mortgage Loans Payable

       Mortgage loans payable consist of the following:

                                                                             1998                  1997
                                                                       ------------------    ------------------

Cane Creek property - note payable to bank                                 $   364,106             581,555
Cedarbrook property - note payable to bank                                     568,181             729,622
Hearthstone property - note payable to life insurance
     company                                                                 1,266,559           1,306,222
McCurdy property - note payable to bank                                      3,929,810           4,060,032
                                                                       ------------------    ------------------

                  Total mortgage loans payable                     $         6,128,656           6,677,431
                                                                       ==================    ==================

       Mortgage loans payable bear interest ranging from 6.2% to 10.75% at December 31, 1998 and 6.6% to 10.75% at December 31, 1997. These notes are payable in monthly installments of $99,212 at December 31, 1998 and $100,812 at December 31, 1997, including interest. The notes are secured by properties with net book values aggregating $11,790,898 and $12,494,825 at December 31, 1998 and 1997, respectively. The notes range in maturity from 2001 to 2012.

                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

          1999                                                $  738,822
          2000                                                   407,500
          2001                                                   417,189
          2002                                                   258,687
          2003                                                   287,362
          2004 and thereafter                                  4,019,096
                                                              -----------
                                                              $6,128,656
                                                              ===========


(5)    Leases

       The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $310,275, $271,340 and $192,325 in 1998, 1997 and 1996,
       respectively.

       Minimum rentals for the next two years are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals, amounted to $18,329,061 and $19,339,886 at December 31, 1998 and 1997, respectively.

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

                        December 31, 1998, 1997 and 1996


       The following summary consolidated financial data was obtained from the September 30, 1997 Form 10-Q and the December 31, 1996 Form 10-K of
       HealthSouth:

                                                                      September 30,         December 31,
                                                                          1998                  1997
                                                                   --------------------   ------------------
                                                                       (unaudited)
                                                                                (in thousands)

Cash                                                                  $  206,393                148,073
Accounts receivable, net                                               1,041,487                745,994
Property and equipment, net                                            2,296,074              1,850,765
Intangible assets, net                                                 2,992,757              2,243,372
Other assets                                                             520,592                412,849
                                                                   --------------------   ------------------

              Total assets                                            $7,057,303              5,401,053
                                                                   ====================   ==================

Long-term debt                                                        $2,828,560              1,601,824
Other liabilities                                                        591,465                641,801
Stockholders' equity                                                   3,637,278              3,157,428
                                                                   --------------------   ------------------

              Total liabilities and stockholders' equity              $7,057,303              5,401,053
                                                                   ====================   ==================



                                               Nine months ended
                                                 September 30,                     Year ended
                                                                                  December 31
                                                                     ---------------------------------------
                                                     1998                  1997                  1996
                                              --------------------   ------------------    -----------------
                                                  (unaudited)
                                                                     (in thousands)

Net revenue                                   $  2,897,567              3,017,269             2,568,155
                                              ====================   ==================    =================

Net income                                    $    232,266                330,608               189,864
                                              ====================   ==================    =================


                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




(6)  Related Party Transactions

     Personnel working at the property sites and certain home office personnel who perform services on behalf of HCP are employees of CSL. HCP reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel. In addition, HCP pays fees to the general partner and affiliates of the general partner. The approximate costs of these arrangements are reflected below.


                                                        1998                 1997                 1996
                                                  -----------------    ------------------   ------------------

Salary and benefit reimbursements                    $  3,074,000         3,173,000            1,859,000
                                                  =================    ==================   ==================

Asset management fees                                $    543,000           484,000              740,000
Property management fees                                  315,000           330,000              208,000
Administrative and other expenses                         149,000           206,000              256,000
General partner management fees                            88,000            90,000               72,000
                                                  -----------------    ------------------   ------------------

                                                     $  1,905,000         1,110,000            1,276,000
                                                  =================    ==================   ==================

     In October 1997, HCP paid CRG a refinancing fee of $13,245.

     In connection with the sale of Countryside in 1996, the general partner was paid fees aggregating $66,000.

     At December 31, 1998 and 1997, Capital Senior Living Corporation, whose principal shareholders are James A. Stroud (through a trust), Jeffrey L. Beck and Lawrence A. Cohen, indirectly owned 57% and 56%, respectively, of the limited partnership units of HCP. HCP is included in the consolidated financial statements of Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission. In addition, the general partner of HCP, CRG, was beneficially owned b y Messrs. Beck and Stroud until June 10, 1998 when their general partner interest was sold to a third-party, Retirement Associates, Inc.

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

                        December 31, 1998, 1997 and 1996




       Exchange Act of 1934, CSLC subsequently paid to HCP $440,007 in gains recognized on purchases of HCP units made within a six month period prior to the sale of HCP units to CSLP. This gain is included in other income in the accompanying 1997 consolidated statement of income.


(8)    Income Taxes

       Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:

                                                                             Years ended December 31
                                                           -------------------------------------------------------------
                                                                 1998                  1997                  1996
                                                           ------------------    ------------------    -----------------
Total partners' equity - financial statement
   basis                                                    $  25,921,593           25,191,959             24,064,625
Current year tax basis net earnings
   over (under) financial statement basis                         945,097              321,264               (684,329)
Cumulative tax basis net earnings over
   financial statement basis                                    4,788,558            4,452,249              5,136,578
                                                           ------------------    ------------------    -----------------

Total partners' equity - federal income
   tax basis                                                $  31,655,248           29,965,472             28,516,874
                                                           ==================    ==================    =================

       Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.


(9)    Business and Credit Concentrations

       The Partnership's eight facilities are located in the southeastern United States, Texas, Indiana and Massachusetts. The four facilities operated by HealthSouth (note 5) are located in the southeastern United States and accounted for approximately $2,367,000 (27%), $2,367,000 (26%) and
       $2,367,000  (31%)  of  Partnership  revenues  in  1998,  1997  and  1996, respectively. One property leased to an unaffiliated operator accounted for approximately $1,004,000 (11%) and $998,000 (11%) of Partnership revenues in 1998 and 1997, respectively.

       The Partnership also derives revenue from Medicaid programs funded by the state of Massachusetts. The Partnership derived 32% of its revenues from the state program in Massachusetts in 1998 and 1997. The Partnership also derived 13% of its revenue from the Medicare program in 1997.

       Receivables due from state Medicaid programs aggregated $617,066 and $372,033 at December 31, 1998 and 1997, respectively.

                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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


                                                    Carrying value           Fair value
                                                  -------------------    --------------------

Mortgage loans payable                               $  6,128,656           6,163,980
                                                  ===================    ====================


                                                                     (Continued)

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(11)   Selected Quarterly Financial Data (Unaudited)

                                                            Fiscal 1998 Quarters
                                    ----------------------------------------------------------------------
                                         First            Second             Third            Fourth
                                    ----------------   --------------    --------------   ----------------

Revenues                              $  2,052,421       2,227,430          2,213,547       2,294,177

Income before
    extraordinary item                     198,272         330,341            301,274          44,538*

Net income                                 198,272         330,341            301,274          44,538

Basic earnings per
    limited partnership
    unit                                       .05             .08                .07             .01

                                                            Fiscal 1997 Quarters
                                    ----------------------------------------------------------------------
                                         First            Second             Third            Fourth
                                    ----------------   --------------    --------------   ----------------

Revenues                              $  2,304,372       2,348,896          2,229,873       2,094,487

Income before
    extraordinary item                     348,820         259,236            286,026         558,252

Net income                                 348,820         259,236            286,026         558,252

Basic earnings per
    limited partnership
    unit                                       .08             .06                .07             .13

*In the fourth quarter of fiscal 1998, the Partnership revised its estimate of the allowance for doubtful accounts by approximately $300,000 to address potentially uncollectible accounts at its Cambridge facility.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

                  The following Consolidated Financial Statements of
                  HealthCare Properties, L.P. and Subsidiaries are incorporated by reference as set forth in PART II, Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Income - Years ended December 31,
                           1998, 1997 and 1996

                  Consolidated  Statements of  Partnership  Equity - Years ended
                           December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows-Years ended December 31,
                           1998, 1997 and 1996

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

         No reports on  Form 8-K were  filed during the  last quarter of  fiscal
         1998.

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

                  HEALTHCARE PROPERTIES, L.P.

                  By:  Capital Realty Group Senior Housing, Inc.,
                         General Partner




                  By:  /s/ Robert Lankford
                      ---------------------------------------------
                       Robert Lankford
                       President


                                            Exhibit Index

                                                                                  Page Nos. in
Exhibit Number                                                                     This Filing
--------------                                                                     -----------


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

* Filed herewith