Form 10-Q
period 1991-03-31
HEALTHCARE PROPERTIES L P
filed 1999-05-17
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X)                QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

                                       OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                 14160 Dallas Parkway, Suite 300, Dallas, Texas
                 ----------------------------------------------
                      75240 (Address of principal executive
                                    offices)


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
                                         (A Delaware Limited Partnership)

                                            CONSOLIDATED BALANCE SHEETS



                                                                         March 31, 1999              December 31, 1998
                                                                         --------------              -----------------
                                                                          (Unaudited)
                                                                          -----------

                                                     ASSETS
                                                     ------
Cash and cash equivalents                                              $     12,280,367              $   11,971,405

Accounts receivable, less allowance for doubtful
   accounts of $701,042 in 1999 and $686,042 in 1998                          1,282,026                     843,332

Prepaid expenses and other                                                       20,606                      36,605

Property and improvements, net                                               19,275,879                  19,598,117

Deferred charges, less accumulated amortization
   of $1,005,679 in 1999 and $981,895 in 1998                          $        283,215              $      309,499
                                                                       ----------------              --------------


                                                                       $     33,142,093              $   32,758,958
                                                                       ================              ==============


                                            LIABILITIES AND PARTNERSHIP EQUITY
                                            ----------------------------------

Accounts payable and accrued expenses                                  $        858,926              $      606,044

Operating facility accounts payable                                              26,445                     102,665

Mortgage loans payable                                                        5,967,007                   6,128,656
                                                                       ----------------              --------------

                                                                              6,852,378                   6,837,365
                                                                       ----------------              --------------

Partnership equity:
   Limited partners (4,148,325 units outstanding in 1999 and
      1998)                                                                  26,229,876                  25,869,116
   General partner                                                               59,839                      52,477
                                                                       ----------------              --------------
                                                                             26,289,715                  25,921,593
                                                                       ----------------              --------------

                                                                       $     33,142,093              $   32,758,958
                                                                       ================              ==============



                                         See notes to financial statements



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                                    (Unaudited)


                                                                      Three months ended,           Three months ended,
                                                                         March 31, 1999               March 31, 1998
                                                                         --------------               --------------
Revenues:
   Rental                                                              $      1,092,771              $    1,067,501
   Net patient services                                                       1,215,507                     984,920
                                                                       ----------------              --------------
                                                                              2,308,278                   2,052,421
                                                                       ----------------              --------------


Expenses:
   Facility operating expenses                                                1,162,576                   1,108,357
   Depreciation                                                                 322,238                     325,364
   Administrative and other                                                     397,024                     329,923
   Bad debts                                                                     15,000                      15,000
                                                                       ----------------              --------------
                                                                              1,896,838                   1,778,644
                                                                       ----------------              --------------
     Income from operations                                                     411,440                     273,777
                                                                       ----------------              --------------


Other income (expenses):
   Interest income                                                              133,465                     113,444
   Interest expense                                                            (150,499)                   (162,967)
   Amortization                                                                 (26,284)                    (25,982)
                                                                       -----------------             ---------------
                                                                                (43,318)                    (75,505)
                                                                       -----------------             ---------------

         Net income                                                    $        368,122              $      198,272
                                                                       ================              ==============

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                                    $            .09              $          .05
                                                                       ================              ==============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                            4,148,325                   4,164,156
                                                                       ================              ==============



                                         See notes to financial statements



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                   CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                                   ---------------------------------------------


                                                       Limited                 General                    Total
                                                       Partners                Partners
                                                  ------------------      ------------------        -----------------

Allocation of Net Income                                         98%                      2%                     100%
                                                                 ===                      ==                     ====

EQUITY at December 31, 1998                      $        25,869,116     $            52,477      $        25,921,593

Net Income                                                   360,760                   7,362                  368,122
                                                  ------------------      ------------------        -----------------

EQUITY at March 31, 1999 - Unaudited             $        26,229,876     $            59,839      $        26,289,715
                                                  ==================      ==================        =================







                                         See notes to financial statements


                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                                    (Unaudited)



                                                                     Three months ended        Three months ended
                                                                       March 31, 1999            March 31, 1998
                                                                   -----------------------   -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income..............................................           $           368,122      $            198,272
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Bad debts...........................................                        15,000                    15,000
        Depreciation and amortization.......................                       348,522                   351,346
        Changes in assets and liabilities:
          Accounts receivable...............................                      (453,694)                   56,432
          Prepaid expenses..................................                        15,999                    25,541
          Deferred charges..................................                             0                    (9,062)
          Accounts payable & accrued expenses                                      176,662                    62,327
                                                                      --------------------      --------------------
            NET CASH PROVIDED BY
            OPERATING ACTIVITIES............................                       470,611                   699,856
                                                                      --------------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and improvement...................                             0                   (28,003)
                                                                      --------------------      --------------------
            NET CASH  USED IN
            INVESTING ACTIVITIES............................                             0                   (28,003)
                                                                      --------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage loans payable......................                      (161,649)                 (137,633)
                                                                      --------------------      --------------------
    Distributions...........................................                             0                  (125,529)
                                                                      --------------------      --------------------
            NET CASH  USED IN
            FINANCING ACTIVITIES............................                      (161,649)                 (263,162)
                                                                      --------------------      --------------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS............................................                       308,962                   408,691

CASH AND CASH EQUIVALENTS
    Beginning of Period.....................................                    11,971,405                10,722,118
                                                                      --------------------      --------------------

CASH AND CASH EQUIVALENTS
    End of Period...........................................          $         12,280,367      $         11,130,809
                                                                      ====================      ====================

CASH PAID FOR INTEREST......................................          $            150,499      $            162,967
                                                                      ====================      ====================




                                         See notes to financial statements

                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                         (A Delaware Limited Partnership)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                     -----------------------------------------
                                              March 31, 1999 AND 1998
                                                    (Unaudited)


A.    ACCOUNTING POLICIES
      -------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1998.

B.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER
    ---------------------------------------------------------------------------

    Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. ("CSL"), which was until June 10, 1998, an affiliate of Capital Realty Group Senior Housing, Inc. ("CRGSH"), the General Partner of the Registrant. The Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Reimbursements and fees paid to CRGSH and CSL are as follows:


                                                         Three months ended       Three months ended
                                                           March 31, 1999           March 31, 1998
Salary and benefit reimbursements                         $       786,035          $       759,247
Administrative reimbursements                                      46,359                   29,529
Asset management fees                                             117,000                  117,000
Property management fees                                           85,086                   78,674
General partner fees                                               23,083                   21,914
                                                          ---------------          ---------------
                                                          $     1,057,563          $     1,006,364
                                                          ===============          ===============

         Currently, Capital Senior Living Properties, Inc., formerly an affiliate of CRGSH, holds approximately 57% of the outstanding units of the Registrant. The Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission.

         On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

C.       VALUATION OF RENTAL PROPERTY
         ----------------------------

         Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 1999, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 ---------------------------------------------------------------
                 Results of Operations
                 ---------------------

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

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 1999, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the seven properties with long-term net leases to third party operator are due to expire in the years 2000 and 2001. Such leases are subject to renewal options.

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

         As of March 31, 1999, Registrant had cash and cash equivalents aggregating $12,280,367. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. $250,000 and $325,000 in cash distributions were made in June 1993 and July 1997, respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited. During 1998, the Registrant repurchased 24,132 Units for a total amount of $144,791.

Results of Operations
---------------------

                Discussion of Three Months Ending March 31, 1999
                ------------------------------------------------

         Rental revenues for the three months ended March 31, 1999 increased $25,270 from the comparable three months ended March 31, 1998, due to increased revenue participation from leased facilities. Net patient services for the three months ended March 31, 1999 increased $230,587 from the three months ended March 31, 1998, and was primarily due to a 1998 Medicare billing of $139,000 and higher reimbursement rates at the Cambridge facility. Interest income for the three months ended March 31, 1999 increased $20,021 from the three months ended March 31, 1998 and was primarily due to increasing cash available for investment.

         Facility operating expenses for the three months ended March 31, 1999 increased by $54,219 from the comparable 1998 period and is primarily due to increased salaries and benefits at the Cambridge facility. Depreciation for the three months ended March 31, 1999, decreased $3,126 from the comparable 1998 period. Administrative expenses increased $67,101 for the three months ended March 31, 1999 in comparison to 1998 and is primarily due to increased professional fees incurred related to litigation on the McCurdy facility. There was no change in bad debt expense for the three months ended March 31, 1999 in comparison to the 1998 period. Interest expense for the three months ended March 31, 1999 decreased by $12,468 from the comparable 1998 period. Amortization expense for the three months ended March 31, 1999 slightly increased $302 from the comparable 1998 period.

         Cash and cash equivalents as of March 31, 1999 increased $308,962 over the balance at December 31, 1998. Cash decreased by $99,729 for the three months ending March 31, 1999 in comparison to 1998 is primarily due to increased accounts receivable at the Cambridge facility. Net accounts receivable of $1,282,026 at March 31, 1999 reflected an increase of $438,694 over 1998 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances increased $176,662 at March 31, 1999, from December 31, 1998 and is primarily due to the increase in prepaid rent on the leased properties to HealthSouth Corporation.

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

         Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. Both of the lenders agreed to extend the maturity date of their notes to December 1, 2001, pending completion of final loan documents. The Partnership continues to make its loan payments under those two loans.

         On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge Nursing Home, LLC, a subsidiary of the Registrant thereby releasing the operations of the facility from the jurisdiction of the United States Bankruptcy Court. A subsidiary of Registrant now operates this property.

         Trinity Hills, McCurdy, and Hearthstone facilities. The Trinity Hills and Hearthstone lessees are current in their lease obligations to the
Registrant. In addition, the Registrant believes it likely that two of the above-stated lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Two of these facilities appear to be generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee at Trinity Hills continues to fund the deficits and its lease payments. Registrant believes that the lessee of the McCurdy facility is not in compliance with all the obligations set forth in the lease between the parties. If such a default is found to be upheld, the Registrant may have to take back operational control of this facility.

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

The Registrant currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Registrant plans to evaluate the status of completion in mid 1999 and determine whether such a plan is necessary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Partnership's primary market risk exposure is from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments and floating interest rates on two recourse loans. The cash equivalent short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Two of the Partnership's recourse loans are subject to a floating interest rate determined by bank prime rates, which are subject to market fluctuations in the lending markets. Changes in debt interest rates will ultimately affect the amount of interest expense accrued on these loans.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (A)      Exhibit:

                  27.1     Financial Data Schedule

         (B)      Reports on Form 8-K

                  None.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
         General Partner



By:      /s/ Robert Langford, President
         ------------------------------
         Robert Lankford
         President

Date:    May 14, 1999