Form 10-Q
period 1999-06-30
HEALTHCARE PROPERTIES L P
filed 1999-08-13
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999
                                       OR

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

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                             June 30, 1999         December 31, 1998
                                                                             -------------         -----------------
                                                                              (Unaudited)
                                                                              -----------
                                                      ASSETS
                                                      ------

Cash and cash equivalents                                                  $     12,304,132        $     11,971,405

Accounts receivable, less allowance for doubtful
  accounts of $716,042 in 1999 and $686,042 in 1998                               1,424,735                 843,332

Prepaid expenses and other                                                           35,399                  36,605

Property and improvements, net                                                   18,965,266              19,598,117

Deferred charges, less accumulated amortization
  of $1,031,963 in 1999 and $981,895 in 1998                                        256,931                 309,499
                                                                           ----------------        ----------------

                                                                           $     32,986,463        $     32,758,958
                                                                           ================        ================


                       LIABILITIES AND PARTNERSHIP EQUITY
                       ----------------------------------

Accounts payable and accrued expenses                                       $       613,940        $        606,044

Operating facility accounts payable                                                 154,426                 102,665

Mortgage loans payable                                                            5,817,933               6,128,656
                                                                            ---------------        ----------------

                                                                                  6,586,299               6,837,365
                                                                            ---------------        ----------------

Partnership equity:
  Limited partners (4,148,325 units outstanding in 1999 and   1998)
                                                                                 26,328,116              25,869,116
  General partner                                                                    72,048                  52,477
                                                                            ---------------        ----------------
                                                                                 26,400,164              25,921,593
                                                                            ---------------        ----------------

                                                                            $    32,986,463        $     32,758,958
                                                                            ===============        ================

                        See notes to financial statements
                                        1


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                  (Unaudited)

                                                                    Three months ended,         Three months ended,
                                                                      June 30, 1999                June 30, 1998
                                                                      -------------                -------------
Revenues:
   Rental                                                             $     1,102,271              $     1,063,469
   Net patient services                                                     1,370,147                    1,163,961
                                                                      ---------------              ---------------
                                                                            2,472,418                    2,227,430
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              1,149,654                    1,147,288
   Depreciation                                                               322,382                      326,579
   Administrative and other                                                   332,046                      348,120
   Bad debts                                                                   15,000                       15,000
                                                                      ---------------              ---------------
                                                                            1,819,082                    1,836,987
                                                                      ---------------              ---------------
       Income from operations                                                 653,336                      390,443
                                                                      ---------------              ---------------


Other income (expenses):
   Interest income                                                            131,049                      126,705
   Interest expense                                                          (147,677)                    (160,423)
   Amortization                                                               (26,284)                     (26,384)
                                                                      ---------------              ---------------
                                                                              (42,912)                     (60,102)
                                                                      ---------------              ---------------


         Net income                                                   $       610,424              $       330,341
                                                                      ===============              ===============

NET INCOME PER LIMITED                                                $           .15              $           .08
  PARTNERSHIP UNIT                                                    ===============              ===============


WEIGHTED AVERAGE
 NUMBER OF UNITS                                                            4,148,325                    4,156,240
                                                                      ===============              ===============

                      See notes to financial statements
                                        2


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                     Six months ended,           Six months ended,
                                                                      June 30, 1999                June 30, 1998
                                                                      -------------                -------------
Revenues:
   Rental                                                             $     2,195,042              $     2,130,970
   Net patient services                                                     2,585,654                    2,148,881
                                                                      ---------------              ---------------
                                                                            4,780,696                    4,279,851
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              2,312,230                    2,255,645
   Depreciation                                                               644,620                      651,943
   Administrative and other                                                   729,070                      678,043
   Bad debts                                                                   30,000                       30,000
                                                                      ---------------              ---------------
                                                                            3,715,920                    3,615,631
                                                                      ---------------              ---------------
       Income from operations                                               1,064,776                      664,220
                                                                      ---------------              ---------------


Other income (expenses):
   Interest income                                                            264,514                      240,149
   Interest expense                                                          (298,176)                    (323,390)
   Amortization                                                               (52,568)                     (52,366)
                                                                      ---------------              ---------------
                                                                              (86,230)                    (135,607)
                                                                      ---------------              ---------------


         Net income                                                   $       978,546              $       528,613
                                                                      ===============              ===============

NET INCOME PER LIMITED                                                $           .24              $           .13
  PARTNERSHIP UNIT                                                    ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,156,240
                                                                      ===============              ===============

                      See notes to financial statements
                                        3


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                  ---------------------------------------------



                                                    Limited              General
                                                    Partners            Partners               Total
                                                    --------            --------               -----
Allocation of Net Income                                     98%                 2%                  100%
                                                             ===                 ==                  ====


EQUITY at
   December 31, 1998                               $   25,869,116      $     52,477         $   25,921,593

Distributions                                            (499,975)                0               (499,975)

Net Income                                                958,975            19,571                978,546
                                                   --------------      ------------         --------------

EQUITY at
June 30, 1999- Unaudited                           $   26,328,116      $     72,048         $   26,400,164
                                                   ==============      ============         ==============





                      See notes to financial statements
                                        4



                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)



                                                                                Six months ended           Six months ended
                                                                                  June 30, 1999              June 30, 1998
                                                                                  -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                     $     978,546              $     528,613
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Bad debts                                                                       30,000                     30,000
         Depreciation and amortization                                                  697,188                    704,309
         Changes in assets and liabilities:
             Accounts receivable                                                       (611,403)                   (70,230)
             Prepaid expenses                                                             1,206                     21,255
             Accounts payable &
               accrued expenses                                                          59,657                   (101,247)
                                                                                  -------------              -------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                              1,155,194                  1,112,700
                                                                                  -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and improvement                                            (11,769)                   (78,789)
                                                                                  -------------              -------------
                    NET CASH USED IN
                    INVESTING  ACTIVITIES                                               (11,769)                   (78,789)
                                                                                  -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                              (310,723)                  (277,432)
       Repurchased limited partner units                                                      0                   (144,791)
       Increase in deferred changes                                                           0                     (9,062)
       Distributions                                                                   (499,975)                         0
                                                                                  -------------              -------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                               (810,698)                  (431,285)
                                                                                  -------------              -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                    332,727                    602,626

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               11,971,405                 10,722,118
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $  12,304,132              $  11,324,744
                                                                                  -------------              =============

CASH PAID FOR INTEREST                                                            $     298,176              $     323,390
                                                                                  =============              =============



                     See notes to financial statements
                                        5

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             June 30, 1999 AND 1998
                                   (Unaudited)

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

B.        TRANSACTIONS WITH  THE GENERAL  PARTNER AND  AFFILIATES OF THE GENERAL
          ----------------------------------------------------------------------
          PARTNER
          -------

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

                                                          Six months ended           Six months ended
                                                           June 30, 1999              June 30, 1998

Salary and benefit reimbursements                          $    1,513,483              $    1,532,161
Administrative reimbursements                                      82,785                      64,579
Asset management fees                                             234,000                     275,567
Property management fees                                          178,053                     150,072
General partner fees                                               47,387                      42,749
                                                           --------------              --------------
                                                           $    2,055,708              $    2,065,128
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

         On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds was a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10% per annum. The interest accrues on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with affiliates of Capital Senior Living Corporation.

C.       VALUATION OF RENTAL PROPERTY
         ----------------------------

         Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the six months ended June 30, 1999, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

Item 2.           Management's Discussion  and Analysis  of Financial  Condition
                  --------------------------------------------------------------
                  and Results of Operations
                  -------------------------

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

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 1999, four of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with four properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the seven properties with long-term net leases to third party operators are due to expire in the years 2000 and 2001. Such leases are subject to renewal and purchase options.

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

         As of June 30, 1999, Registrant had cash and cash equivalents aggregating $12,304,132. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. In the event that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. $250,000, $325,000, and $499,975 in cash distributions were made in June 1993, July 1997, and April 1999, respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited. During 1998, the Registrant, in response to requests by holders of units, repurchased 24,132 Units for a total amount of $144,791.

Results of Operations
---------------------

                  Discussion of Six Months Ending June 30, 1999
                  ---------------------------------------------

         Rental revenues for the six months ended June 30, 1999 increased $64,072 from the comparable six months ended June 30, 1998, due to increased revenue participation from leased facilities. Net patient services for the six months ended June 30, 1999 increased $436,773 from the six months ended June 30, 1998, and was primarily due to a 1998 Medicare charge of $139,000 and higher reimbursement rates at the Cambridge facility. Interest income for the six months ended June 30, 1999 increased $24,365 from the six months ended June 30, 1998 and was primarily due to increasing cash available for investment.

         Facility operating expenses for the six months ended June 30, 1999 increased by $56,585 from the comparable 1998 period and is primarily due to increased salaries and benefits at the Cambridge facility. Depreciation for the six months ended June 30, 1999, decreased $7,323 from the comparable 1998 period. Administrative expenses increased $51,027 for the six months ended June 30, 1999 in comparison to 1998 and is primarily due to increased professional fees incurred related to litigation on the McCurdy facility. There was no change in bad debt expense for the six months ended June 30, 1999 in comparison to the 1998 period. Interest expense for the six months ended June 30, 1999 decreased by $25,214 from the comparable 1998 period. Amortization expense for the six months ended June 30, 1999 slightly increased $202 from the comparable 1998 period.

         For the three months ended June 30, 1999 as compared with the three months ended June 30, 1998, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 1999 operating expenses versus second quarter 1998 reflects the same variances as discussed above with the exception of a decrease of $16,074 in administrative and other expenses and a decrease of $100 in amortization expense for the three months ended June 30, 1999 from the comparable 1998 period.

         Cash and cash equivalents as of June 30, 1999 increased $332,727 over the balance at December 31, 1998. Cash decreased by $269,899 for the six months ending June 30, 1999 in comparison to 1998 primarily due to increased accounts receivable at the Cambridge facility and a distribution made in April 1999. Net accounts receivable of $1,424,735 at June 30, 1999 reflected an increase of $581,403 over 1998 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances increased $59,657 at June 30, 1999, from December 31, 1998 and is primarily due to the increase in operating payables at the Cambridge facility.

         The following is a brief discussion of the status of Registrant's properties:

         Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook facilities. Rebound, Inc. (a subsidiary of HealthSouth Corporation) leases the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook properties pursuant to a master lease with the Registrant.

         Due to low occupancy of the Sandybrook facility, it was closed in 1994. Rental payments in March and April 1995 were discontinued by HealthSouth Corporation ("HealthSouth") causing an interruption in the master lease. Registrant met with HealthSouth and those payments were subsequently made in the second quarter of 1995. Subsequent to that time period, all payments have been made on a timely basis. In February 1997, the Registrant was notified by HealthSouth of the closing of the Cedarbrook facility due to the low occupancy. HealthSouth has continued to make lease payments on a timely basis.

         Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant. HealthSouth agreed, however, to continue making its full lease payments to the Registrant with no reduction in payment. The Registrant will explore its options with regard to these properties, including the possibility of a sale of these assets.

         Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. Both of the lenders agreed to extend the maturity date of their notes to December 1, 2001, pending completion of final loan documents. The Registrant continues to make its loan payments under those two loans, though with the transfer of control of Cedarbrook back to Registrant, it may be required to pay the outstanding balance on the mortgage obligations.

         Cambridge facility. The lessee of the Cambridge facility, Nursing Centers of America-Cambridge ("NCAC"), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

         On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge Nursing Home, LLC, a subsidiary of the Registrant, thereby releasing the operations of the facility from the jurisdiction of the United States Bankruptcy Court. A subsidiary of Registrant now operates this property.

         Registrant has filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments.

         Trinity Hills, McCurdy, and Hearthstone facilities. The Trinity Hills and Hearthstone lessees are current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that one of these lessees will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Only Hearthstone appears to be generating cash flow sufficient to fund their lease obligations. Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee at Trinity Hills continues to fund the deficits and its lease payments. On August 5, 1999, the lessees of the McCurdy facility verbally told management of the Registrant that because of the recent poor financial condition of their facility, they would be unable to make a full lease payment to Registrant. The Registrant is exploring its options in light of this event which could include taking over the operations of this facility immediately and/or selling this facility.

Year 2000 Issue
---------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Registrant has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Registrant substantially completed software reprogramming and software and hardware replacement by December 31, 1998, with 100% completion targeted for September 30, 1999. The Registrant presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Registrant.

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

Management of the Registrant believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Registrant has completed most but not all necessary phases of its year 2000 program. In the event that the Registrant does not complete the current program or any additional phases, the Registrant could incur disruptions to its operations. Also, the Registrant has not been notified of any Year 2000 Issues with its triple-net lessees. The inability of these lessees to complete their year 2000 resolution process in a timely fashion could materially impact the Registrant. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Registrant. The Registrant could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Registrant currently has no contingency plans in place in the event it does not complete all phases of its year 2000 program. The Registrant plans to evaluate the status of completion in mid 1999 and determine whether such a plan is necessary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Registrant's primary market risk exposure is from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments and floating interest rates on two recourse loans. The cash equivalent short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Two of the Partnership's recourse loans are subject to a floating interest rate determined by bank prime rates, which are subject to market fluctuations in the lending markets. Changes in debt interest rates will ultimately affect the amount of interest expense accrued on these loans.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------


On June 17, 1998, Registrant filed a lawsuit in Dallas County against the lessee of the McCurdy facility. The complaint sought a declaratory judgment affirming that the lessee of the McCurdy facility ("the lessee") cannot exercise its option to purchase the McCurdy facility until the end of its term in October 2001. The lessee had threatened to exercise this option immediately (subject to a final determination of value). The lessee sought to dismiss this Dallas County action based on jurisdictional grounds and this dismissal was granted on November 6, 1998. On November 6, 1998, the Registrant was informed that the lessee had filed a complaint for declaratory judgment in Evansville, Indiana seeking to exercise its option to purchase the McCurdy facility. The Registrant is vigorously challenging this action. On May 13, 1999, the parties entered into a Stipulation to Stay Litigation without Prejudice and are attempting to negotiate a resolution to this dispute. The parties are currently continuing these negotiations. There is no guarantee these negotiations will be successful.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
         ------------------------
         Robert Lankford
         President
Date:    August 13, 1999