Form 10-Q
period 1999-09-30
HEALTHCARE PROPERTIES L P
filed 1999-11-15
CIK 814458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-17695

                           HEALTHCARE PROPERTIES L.P.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                      62-1317327
(State of other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)


                         14160 DALLAS PARKWAY, SUITE 300
                                DALLAS, TX 75240
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (972) 770-5600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                          September 30, 1999       December 31, 1998
                                                                          ------------------       -----------------
                                                                              (Unaudited)
                                                                              -----------
ASSETS
Cash and cash equivalents                                                  $     15,413,271        $     11,971,405

Accounts receivable, less allowance for doubtful
  accounts of $792,395 in 1999 and $686,042 in 1998                               1,149,996                 843,332

Prepaid expenses and other                                                           16,139                  36,605

Property and improvements, net                                                   16,683,459              19,598,117

Deferred charges, less accumulated amortization
  of $962,816 in 1999 and $981,895 in 1998                                          230,648                 309,499
                                                                           ----------------        ----------------


                                                                           $     33,493,513        $     32,758,958
                                                                           ================        ================


LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                      $        608,033        $        606,044

Operating facility accounts payable                                                  86,375                 102,665

Mortgage loans payable                                                            5,250,678               6,128,656
                                                                           ----------------        ----------------

                                                                                  5,945,086               6,837,365
                                                                           ----------------        ----------------

Partnership equity
  Limited partners (4,148,325 units outstanding in 1999
       and  1998)                                                                27,468,860              25,869,116
  General partner                                                                    79,567                  52,477
                                                                           ----------------        ----------------
                                                                                 27,548,427              25,921,593
                                                                           ----------------        ----------------

                                                                           $     33,493,513        $     32,758,958
                                                                           ================        ================


                       See notes to financial statements


                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                              Three-months ended September 30,
                                                                             1999                          1998
                                                                             ----                          ----
Revenues
   Rental                                                             $       992,832              $     1,073,421
   Net patient services                                                     1,334,917                    1,140,126
                                                                      ---------------              ---------------
                                                                            2,327,749                    2,213,547
                                                                      ---------------              ---------------


Expenses
   Facility operating expenses                                              1,221,526                    1,098,010
   Depreciation                                                               322,561                      327,397
   Administrative and other                                                   306,238                      432,667
   Bad debts                                                                   76,353                       15,000
                                                                      ---------------              ---------------
                                                                            1,926,678                    1,873,074
                                                                      ---------------              ---------------
       Income from operations                                                 401,071                      340,473
                                                                      ---------------              ---------------


Other income (expenses)
   Gain on disposition of operating property                                  772,286                            -
   Interest income                                                            146,335                      145,045
   Interest expense                                                          (145,146)                    (157,860)
   Amortization                                                               (26,283)                     (26,384)
                                                                      ---------------              ---------------
                                                                              747,192                      (39,199)
                                                                      ---------------              ---------------


         Net income                                                   $     1,148,263              $       301,274
                                                                      ===============              ===============

NET INCOME ALLOCATION
         Limited partners                                             $     1,140,744              $       295,249
         General partner                                                        7,519                        6,025
                                                                      ---------------              ---------------

                                                                      $     1,148,263              $       301,274
                                                                      ===============              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                    $           .27              $           .07
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============


                       See notes to financial statements



                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                              Nine-months ended September 30,
                                                                             1999                         1998
                                                                             ----                         ----
Revenues
   Rental                                                             $     3,187,874              $     3,204,391
   Net patient services                                                     3,920,571                    3,289,007
                                                                      ---------------              ---------------
                                                                            7,108,445                    6,493,398
                                                                      ---------------              ---------------


Expenses
   Facility operating expenses                                              3,533,756                    3,353,655
   Depreciation                                                               967,181                      979,340
   Administrative and other                                                 1,035,308                    1,110,710
   Bad debts                                                                  106,353                       45,000
                                                                      ---------------              ---------------
                                                                            5,642,598                    5,488,705
                                                                      ---------------              ---------------
       Income from operations                                               1,465,847                    1,004,693
                                                                      ---------------              ---------------


Other income (expenses)
   Gain on disposition of operating property                                  772,286                            -
   Interest income                                                            410,849                      385,194
   Interest expense                                                          (443,322)                    (481,250)
   Amortization                                                               (78,851)                     (78,750)
                                                                      ---------------              ---------------
                                                                              660,962                     (174,806)
                                                                      ---------------              ---------------


         Net income                                                   $     2,126,809              $       829,887
                                                                      ===============              ===============

NET INCOME ALLOCATION
         Limited partners                                             $     2,099,719              $       813,290
         General partner                                                       27,090                       16,597
                                                                      ---------------              ---------------

                                                                      $     2,126,809              $       829,887
                                                                      ===============              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                    $           .51              $           .20
                                                                      ===============              ---------------

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,153,602
                                                                      ===============              ===============


                       See notes to financial statements


                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY



                                                     Limited              General
                                                     Partners            Partners               Total
                                                     --------            --------               -----
EQUITY at
   December 31, 1998                           $    25,869,116         $     52,477       $     25,921,593

Distributions - Unaudited                             (499,975)                   -               (499,975)

Net income - Unaudited                               2,099,719               27,090              2,126,809
                                               ---------------         ------------       ----------------

EQUITY at
   September 30, 1999 - Unaudited              $    27,468,860         $      79,567      $     27,548,427
                                               ===============         =============      ================



                       See notes to financial statements


                                   HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                           Nine-months ended September 30,
                                                                                          1999                         1998
                                                                                          ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $   2,126,809               $    829,887
   Adjustments to reconcile net income to
     net cash provided by operating activities
         Bad debts                                                                         106,353                     45,000
         Depreciation and amortization                                                   1,046,032                  1,058,090
         Gain on disposition of operating property                                        (772,286)                         -
         Changes in assets and liabilities
             Accounts receivable                                                          (413,017)                  (242,594)
             Prepaid expenses and other                                                     20,466                     34,450
             Accounts payable and accrued expenses                                         (14,301)                  (165,233)
                                                                                     -------------               ------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                                 2,100,056                  1,559,600
                                                                                     -------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and improvement                                               (20,191)                   (80,997)
       Net proceeds from sale of property                                                2,739,954                          -
                                                                                     -------------               ------------
                    NET CASH PROVIDED BY (USED IN)
                    INVESTING  ACTIVITIES                                                2,719,763                    (80,997)
                                                                                     -------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on mortgage loans payable                                                 (877,978)                  (419,457)
       Repurchased limited partner units                                                         -                   (144,791)
       Increase in deferred charges                                                              -                     (9,061)
       Distributions                                                                      (499,975)                         -
                                                                                     -------------               ------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                                (1,377,953)                  (573,309)
                                                                                     -------------               ------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                     3,441,866                    905,294

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                  11,971,405                 10,722,118
                                                                                     -------------               ------------

CASH AND CASH EQUIVALENTS
   End of period                                                                     $  15,413,271               $ 11,627,412
                                                                                     -------------               ============

CASH PAID FOR INTEREST                                                               $     443,322               $    481,250
                                                                                     =============               ============



                       See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

1.       ACCOUNTING POLICIES
         -------------------

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

         Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98 percent to the limited partners and 2 percent to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis, (ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment, as defined, (iii) to the limited partners until they have been allocated income equal to their 12 percent Liquidation Preference, and (iv) thereafter, 80 percent to the limited partners and 20 percent to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98 percent to the limited partners and 2 percent to the general partner. Distributions of available cash flow are generally distributed 98 percent to the limited partners and 2 percent to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90 percent to the limited partners and 10 percent to the general partner.

         For the three-months and nine-months ended September 30, 1999, the gain on sale of the Cedarbrook facility ( see Note 4) was allocated 100 percent to the limited partners and the remaining net income was allocated 98 percent to the limited partners and 2 percent to the general partner.

2.        TRANSACTIONS WITH THE  GENERAL PARTNER AND  AFFILIATES OF THE  GENERAL
          ----------------------------------------------------------------------
          PARTNER
          -------

         Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. (CSL), which was until June 10, 1998, an affiliate of Capital Realty Group Senior Housing, Inc. (CRGSH), the General Partner of the Registrant. The Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Reimbursements and fees paid to CRGSH and CSL are as follows


                                                         Nine-months ended          Nine-months ended
                                                         September 30, 1999         September 30, 1998

Salary and benefit reimbursements                          $    2,313,582              $    2,291,860
Administrative reimbursements                                     118,192                     104,635
Asset management fees                                             351,000                     413,475
Property management fees                                          271,498                     229,881
General partner fees                                               70,051                      64,884
                                                           --------------              --------------
                                                           $    3,124,323              $    3,104,735
                                                           ==============              ==============

         Currently, Capital Senior Living Properties, Inc., formerly an affiliate of CRGSH, holds approximately 57 percent of the outstanding units of the Registrant. The Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission.

         On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds was a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10 percent per annum. The interest accrues on the Promissory Note and becomes payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with affiliates of Capital Senior Living Corporation.

3.       VALUATION OF RENTAL PROPERTY
         ----------------------------

         Generally accepted accounting principles require that the Registrant evaluate whether events or circumstances indicate that the estimated undiscounted future cash flows of its properties, taken individually, are less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the nine- months ended September 30, 1999, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

4.       SALE OF PROPERTY
         ----------------

         On September 20, 1999, the Registrant sold the Cedarbrook facility for $2,825,000, resulting in $2,739,954 in net cash proceeds after payment of settlement costs and mortgage payable related to this facility and recognized a gain of $772,286.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------

Liquidity and Capital Resources
-------------------------------

         Registrant commenced an offering to the public on August 31, 1987, of depository units representing beneficial assignments of limited partnership interests (Units). On October 14, 1987, Registrant commenced operations, having previously accepted subscriptions for more than the specified minimum of 120,000 Units. As of August 30, 1989, the offering was closed except for Units for sale to existing investors under the terms of a distribution reinvestment plan. As of September 30, 1995, Registrant had sold Units aggregating approximately $43.4 million. Due to the suspension of the distribution reinvestment plan, Registrant does not anticipate any additional inflow of investment.

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of September 30, 1999, five of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with three properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the six properties with long-term net leases to third party operators are due to expire in the years 2000 and 2001. Such leases are subject to renewal and purchase options.

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

         On September 20, 1999, the Registrant sold the Cedarbrook facility for $2,825,000, resulting in $2,739,954 in net cash proceeds after payment of settlement costs and mortgage payable related to this facility and recognized a gain of $772,286.

         As of September 30, 1999, Registrant had cash and cash equivalents aggregating $15,413,271. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues, including the McCurdy facility as discussed below, and to have adequate additional funds for investment in existing assets for improvements. In the event that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. Cash distributions of $250,000, $325,000 and $499,975 were made in June 1993, July 1997 and April
1999, respectively. The Units are not publicly traded and as a result, the liquidity of each Limited Partner's individual investment is limited. During 1998, the Registrant, in response to requests by holders of Units, repurchased 24,132 Units for a total amount of $144,791.

Results of Operations
---------------------

             Discussion of Nine-Months and Three-Months Ended September 30, 1999
             -------------------------------------------------------------------

         Rental revenues for the nine-months ended September 30, 1999 decreased $16,517 from the comparable nine-months ended September 30, 1998, due to decreased revenue participation from leased facilities. Net patient services for the nine-months ended September 30, 1999 increased $631,564 from the nine-months ended September 30, 1998, primarily due to a 1998 Medicare charge of $139,000 ( which reduced 1998 recurring revenues) and higher reimbursement rates and higher average occupancy rates at the Cambridge facility in 1999. On September 20, 1999, the Registrant sold the Cedarbrook facility for $2,825,000, resulting in $2,739,954 in net cash proceeds after payment of settlement costs and mortgage payable. The Registrant recognized a gain on sale of $772,286. Interest income for the nine-months ended September 30, 1999 increased $25,655 from the nine-months ended September 30, 1998 and was primarily due to increasing cash available for investment.

         Facility operating expenses for the nine-months ended September 30, 1999 increased by $180,101 from the comparable 1998 period primarily due to increased salaries and benefits at the Cambridge facility. Depreciation for the nine-months ended September 30, 1999, decreased $12,159 from the comparable 1998 period. Administrative and other expenses decreased $75,402 for the nine-months ended September 30, 1999 in comparison to the comparable 1998 period and is primarily due to decreased professional fees. Bad debt expense for the nine-months ended September 30, 1999 increased $61,353 in comparison to the comparable 1998 period and is due to additional lease receivable reserves on the McCurdy facility. Interest expense for the nine-months ended September 30, 1999 decreased by $37,928 from the comparable 1998 period. Amortization expense for the nine-months ended September 30, 1999 was comparable to the 1998 period.

         For the three-months ended September 30, 1999 as compared with the three-months ended September 30, 1998, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of third quarter 1999 operating expenses versus third quarter 1998 reflects the same variances as discussed above.

         Cash and cash equivalents as of September 30, 1999 increased $3,441,866 over the balance at December 31, 1998. Cash increased by $2,536,572 for the nine-months ended September 30, 1999 in comparison to the comparable 1998 period primarily due to net sale proceeds from the sale of the Cedarbrook facility. Net accounts receivable of $1,149,996 at September 30, 1999 reflected an increase of $306,664 over 1998 year-end balances and is due to delayed collection of Medicaid and Medicare claims from the Cambridge facility. Accounts payable, accrued expenses, and facility accounts payable balances decreased $14,301 at September 30, 1999, from December 31, 1998.

         The following is a brief discussion of the status of Registrant's properties.

         Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook facilities. Rebound, Inc. (a subsidiary of HealthSouth Corporation) leases the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook properties pursuant to a master lease with the Registrant.

         Due to low occupancy at the Sandybrook facility, it was closed in 1994. Rental payments in March and April 1995 were discontinued by HealthSouth Corporation (HealthSouth) causing an interruption in the master lease. Registrant met with HealthSouth and those payments were subsequently made in the second quarter of 1995. Subsequent to that time period, all payments have been made on a timely basis. In February 1997, the Registrant was notified by HealthSouth of the closing of the Cedarbrook facility due to the low occupancy. HealthSouth has continued to make lease payments on a timely basis.

         Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant. HealthSouth agreed, however, to continue making its full lease payments to the Registrant. On September 20, 1999, the Registrant sold the main campus of the Cedarbrook facility for $2,825,000, resulting in $2,739,954 in net cash proceeds after payment of settlement costs and mortgage payable. It is the intent of the Registrant to distribute the net proceeds from this sale, after payment of closing costs, including the brokerage fee, to the limited partners. The Registrant is exploring its options with regard to the Sandybrook facility, including the possibility of a sale of this asset.

         A recourse loan on the Cane Creek facility was due in January 1996 in the aggregate amount of approximately $988,000. This note was callable by the lender at any time between January 1, 1993 and November 30, 1995; however, the lender agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. The lender agreed to extend the maturity date of their note to December 1, 2001, pending completion of final loan documents. The Registrant continues to make its loan payments under this loan.

         Cambridge facility. The lessee of the Cambridge facility, Nursing Centers of America-Cambridge (NCAC), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

         On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCAC to Cambridge Nursing Home, LLC, a subsidiary of the Registrant, thereby releasing the operations of the facility from the jurisdiction of the United States Bankruptcy Court. A subsidiary of Registrant now operates this property.

         Registrant has filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments. If approved by the trustee, these payments are anticipated to exceed $500,000.

         Trinity Hills, McCurdy, and Hearthstone facilities. The Trinity Hills and Hearthstone lessees are current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that Hearthstone will pay additional rental amounts to the Registrant during future years based upon increased revenues at those facilities. However, there can be no assurance of such increased revenue. Only Hearthstone appears to be generating cash flow sufficient to fund its lease obligations. Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations. However, the lessee at Trinity Hills continues to fund the deficits and its lease payments. On August 5, 1999, the lessees of the McCurdy facility verbally told management of the Registrant that because of the recent poor financial condition of this facility, they would be unable to make a full lease payment to Registrant. Currently, the lessee of the McCurdy facility is delinquent on its monthly rent payments since August 1999. The Registrant is exploring its options in light of this event, which could include taking over the operations of this facility immediately, bringing in new management or a new lessee, and/or selling this facility.

YEAR 2000 ISSUE
---------------

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Partnership has substantially completed software reprogramming and software and hardware replacement as of September 30, 1999, with 100 percent completion targeted for December 31, 1999. The costs of the completed and future modifications and replacement of hardware and software for the systems of the managing agent is expected to result in expenditures of approximately $100,000. However, the Partnership expects to incur $5,000 or less of allocated costs from the managing agent for the completion of the managing agent's year 2000 initiative. All of the Partnership's systems have been upgraded with the exception of its general ledger program. The general ledger program is year 2000 compliant, however, some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Partnership's general ledger after December 31, 1999. As a result of this issue, the Partnership is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Partnership presently believes that these modifications and replacement of existing software and certain hardware will mitigate the year 2000 issue. However, if such modifications and replacements are not completed timely, the year 2000 issue could have a material impact on the operations of the Partnership.

         The Partnership has completed a survey requiring written responses from its critical service providers in 1999. Based on the responses from the Partnership's critical service providers, 90 to 95 percent of the respondents indicated that they are currently year 2000 compliant and the remaining respondents indicate that they will be year 2000 compliant by the end of the year. The Partnership is therefore not aware of any external critical service provider with a year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Partnership has no other means of determining whether or ensuring that its critical service providers are or will be year 2000-ready. The inability of critical services providers to complete their year 2000 resolution process in a timely fashion could materially impact the Partnership.

         The Partnership has assessed its exposure to operating equipment, and such exposure it not significant due to the nature of the Partnership's business.

         The Partnership operates in a relatively low technology dependent industry and does not anticipate any industry or Partnership specific year 2000 risks beyond those discussed above. Significant year 2000 problems could result in the Partnership not having timely the operating information necessary to efficiently manage and monitor its business activities. This could result in disruptions in operation, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Partnership does not foresee year 2000 issues affecting the day-to-day operations of its senior living communities due to their limited use of technology and the Partnership's evaluation of their operating equipment. The Partnership considers the possibility of significant year 2000 problems, based on the evaluation of its internal systems and the response from its critical service providers, to be remote.

         The Partnership's management believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Partnership has completed most but not all necessary phases of its year 2000 program. In the event that the Partnership does not complete the current program or any additional phases, the Partnership could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from year 2000 issues also could materially adversely affect the Partnership. The Partnership could be subject to litigation or computer systems failure. The amount of potential liability and cost cannot be reasonably estimated at this time.

         The Partnership currently has no contingency plans in place in the event it does not complete all phases of its year 2000 program. The Partnership plans to continue to monitor the status of completion of its year 2000 initiatives to determine whether such a plan is necessary.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Registrant's primary market risk exposure is from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments and floating interest rates on one recourse loan. The cash equivalent short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. One Partnership recourse loan is subject to a floating interest rate determined by bank prime rates, which are subject to market fluctuations in the lending markets. Changes in debt interest rates will ultimately affect the amount of interest expense accrued on this loan.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

         On June 17, 1998, Registrant filed a lawsuit in Dallas County against the lessee of the McCurdy facility. The complaint sought a declaratory judgment affirming that the lessee of the McCurdy facility (the lessee) cannot exercise its option to purchase the McCurdy facility until the end of the lease term in October 2001. The lessee had threatened to exercise this option immediately (subject to a final determination of value). The lessee sought to dismiss this Dallas County action based on jurisdictional grounds and this dismissal was granted on November 6, 1998. On November 6, 1998, the Registrant was informed that the lessee had filed a complaint for declaratory judgment in Evansville, Indiana, seeking to exercise its option to purchase the McCurdy facility. On May 13, 1999, the parties entered into a Stipulation to Stay Litigation without Prejudice and are attempting to negotiate a resolution to this dispute. The parties are currently continuing these negotiations. There is no guarantee these negotiations will be successful. The ultimate outcome of these negotiations is not presently determinable.

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

           (A)    Exhibit

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
         General Partner



         By:   /s/ Robert Lankford
               --------------------------------------
               Robert Lankford
               President

Date:   November ____, 1999