Form 10-K
period 1999-12-31
HEALTHCARE PROPERTIES L P
filed 2000-03-30
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ______________.


Commission file number:  0-17695.
                         -------


                           HEALTHCARE PROPERTIES, L.P.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                               62-1317327
--------                                               ----------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas            75240
----------------------------------------------            -----
(Address of principal executive officers)              (Zip Code)

The Registrant's telephone number, including area code:  (972) 770-5600
                                                          -------------

Securities registered pursuant to Section 12(g) of the Act:
                                                   Limited Partnership Interests
                                                   -----------------------------
                                                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: None
                                     ----
                                                                    Page 1 of 18
                                                                    ------------
                                                           Exhibit Index Page 18


                                            HEALTHCARE PROPERTIES, L.P.

                                                   1999 FORM 10-K
                                                 TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I

Item 1   Business                                                                                        3
Item 2   Properties                                                                                      4
Item 3   Legal Proceedings                                                                               5
Item 4   Submission of Matters to a Vote of Security Holders                                             6

PART II

Item 5   Market for the Registrant's Common Equity
            and Related Security Holder Matters                                                          6
Item 6   Selected Financial Data                                                                         7
Item 7   Management's Discussion and Analysis of Financial Condition                                     8
            and Results of Operations

Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                     12
Item 8   Financial Statements and Supplementary Data                                                    12
Item 9   Changes in and Disagreements with Accountants on Accounting                                    12
            and Financial Disclosure

PART III

Item 10  Directors and Executive Officers of the Registrant                                             12
Item 11  Executive Compensation                                                                         13
Item 12  Security Ownership of Certain Beneficial Owners and Management                                 14
Item 13  Certain Relationships and Related Transactions                                                 14

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               16


                                     PART I

ITEM 1.  BUSINESS

HealthCare Properties, L.P. (Registrant), is a Delaware limited partnership formed in March 1987 for the purpose of acquiring, leasing and operating existing or newly constructed health care properties. The General Partner of the Registrant is Capital Realty Group Senior Housing, Inc. (Capital).

The offering of the Registrant's limited partnership interests (the Units) terminated on August 31, 1989, although some Units were sold to existing investors pursuant to the Registrant's distribution reinvestment plan (the Plan) until July of 1991 when the Plan was suspended. The Registrant received gross proceeds from the offering of $43,373,269 and net proceeds of $38,748,791.

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. On September 20, 1999, the main facility on the Cedarbrook campus was sold; however, two small facilities on the Cedarbrook campus were not sold and are still owned by the Registrant as of December 31, 1999. As of December 31, 1999, five of the original 12 properties, including the main facility on the Cedarbrook campus, had either been sold or deeded back to the lender, leaving the Registrant with seven properties -- three properties secured by debt and four properties unleveraged (the Properties). See Item 2, Properties, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Registrant's properties and their history.

As  of  December  31,  1999,  the  Registrant  had  five  properties  leased  to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. In August 1999, the lessee for Cedarbrook and Sandybrook, transferred its rights to these properties to the Registrant in return for the Registrant becoming responsible for insurance and taxes of these properties. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home, Inc. to Cambridge Nursing Home, LLC (Cambridge), a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court.

All of the Registrant's triple net leases with unaffiliated operators require operators to make necessary repairs. The Registrant inspects or receives reports from each facility at least annually to insure that necessary repairs are made. The Registrant is responsible for debt service payments under mortgage obligations secured by certain properties.

Both the income and expenses of operating the Properties owned by the Registrant are subject to factors outside the control of both the Registrant and the operators of the facilities, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in taxes and regulations, including healthcare regulations and zoning laws, or changes in patterns or needs of users.

For the year ended December 31, 1999, the Registrant's Properties accounted for 100 percent of the Registrant's gross revenues.

The Registrant's original objective was to maintain and hold its properties for long-term appreciation. During 1999, management of the Registrant approved and established a plan to sell certain properties because the properties are no longer competitive in current markets and no longer meet the Registrant's strategic objectives. The Registrant is exploring its options regarding the net proceeds from the sale of properties include, but not limited to, distributing the net sale proceeds or reinvesting them in properties that demonstrate the capability of long-term appreciation.

Employees

Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation, manages the Registrant. Until June 10, 1998, CSL was an affiliate of Capital. There were no employees of the Registrant at December 31, 1999.

Competition

The real estate business is highly competitive. The Registrant's Properties are subject to competition from similar properties within their service area. In addition, the health care industry markets in which the Registrant's properties operate are also subject to intense competitive pressures, which may impact such lessees' ability to generate sufficient revenues to fulfill their obligations to the Registrant under their leases.

Regulatory Matters

Federal, state and local government regulations govern fitness and adequacy, equipment, personnel and standards of medical care at a health care facility, as well as health and fire codes. Changes in the applicable regulations could adversely affect the operations of a property, which also could affect the financial results of the Registrant. Risks of inadequate cost reimbursements from various government programs such as Medicaid and Medicare also may impact lessees' ability to fulfill their lease obligations to the Registrant. Any impact from future health care legislation is not known at this time; however, such impact could adversely affect cost reimbursements from various government programs.

Impact of Inflation

To offset potential adverse effects of inflation, the Registrant has required each of its unaffiliated tenants to execute triple-net leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. Such leases generally require additional participating rent payments based on certain increases in the lessee's collected revenues. To the extent that the Registrant undertakes to operate certain facilities through wholly owned subsidiaries, those subsidiaries, and ultimately the Registrant, will be directly exposed to the inflationary pressures on health care industry operating costs.

ITEM 2.  PROPERTIES

The Registrant owned seven properties at December 31, 1999, consisting of four nursing homes and three rehabilitation centers purchased between October 1987 and October 1990. Four facilities were newly constructed when purchased. Three facilities are security for mortgage loans. Two of these loans are non-recourse to the Registrant while one loan is guaranteed by the Registrant. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes key information about each of the Registrant's properties at December 31, 1999.

                                                  PROPERTY SUMMARY

                              CANE CREEK                CRENSHAW CREEK                SANDYBROOK
                              ----------                --------------                ----------
Location                      Martin, TN                Lancaster, SC                 Orlando, FL
Type                          Rehab                     Rehab                         Rehab
Date Purchased                11/87                     6/88                          9/88
Purchase Price                $4,000,000                $3,900,000                    $4,200,000
Original Mortgage Amount      $2,200,000                $0                            $0
12/31/99 Mortgage Balance     $135,824                  $0                            $0
Mortgage Maturity             December 1, 2001          N/A                           N/A
End of Lease Term             November 2001             November 2001                 November 2001

                              CAMBRIDGE                 TRINITY HILLS                 HEARTHSTONE          MCCURDY
                              ---------                 -------------                 -----------          -------
Location                      Cambridge, MA             Ft. Worth, TX                 Austin, TX           Evansville, IN
Type                          Nursing                   Nursing                       Nursing              Nursing
Date Purchased                9/90                      2/88                          11/88                9/89
Purchase Price                $5,100,000                $2,700,000                    $3,625,000           $7,100,000
Original Mortgage Amount      $0                        $0                            $1,500,000           $4,700,000
12/31/99 Mortgage Balance     $0                        $0                            $1,222,415           $3,815,042
Mortgage Maturity             N/A                       N/A                           July 1, 2002         April 1, 2012
End of Lease Term             N/A                       June 2000                     November 2000        October 2001


On September 20, 1999, the Registrant sold the main facility on the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage related to this facility. Two small facilities on the Cedarbrook campus were not sold and are still owned by the Registrant as of December 31, 1999.

At December 31, 1999, the remaining Cedarbrook facilities, Cane Creek, Sandybrook and the McCurdy facilities, were classified as assets held for sale on the Registrant's consolidated financial statements as the management of the Registrant had approved and established a plan to sell these facilities. On January 11, 2000, the Cane Creek facility was sold to its lessee for $2,350,000, resulting in a $302,787 gain on sale and $2,143,400 in net cash proceeds after payment of closing costs and mortgage related to this facility.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1999, the Registrant was a defendant in a lawsuit brought by AmHealth (Evansville), Inc. in the Circuit Court of Vanderburgh County, Indiana, Cause Number 82C01-9811-CP-0373 (Lawsuit), which concerned the McCurdy facility being leased by AmHealth (Evansville), Inc. On December 10, 1999, the Registrant and AmHealth (Evansville), Inc. entered into an Amendment of Lease whereby the parties agreed to dismiss the lawsuit with prejudice. The Stipulation and Order of Dismissal with Prejudice was filed with the Court on January 21, 2000. The Registrant paid no settlement funds to AmHealth (Evansville), Inc. and, in fact, received a letter of credit from the lessee as a safeguard against future defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

At March 1, 2000, there were 1,786 Unit Holders of record in the Registrant owning an aggregate of 4,148,325 Units. There is no public market for these Units and there is no plan to list the Units on a national exchange or automated quotation system. The Registrant formerly had a liquidity reserve feature that, under certain circumstances, permitted Unit Holders to sell their Units at a predetermined formula. In March 1991, due to inadequate liquidity of the Registrant and the adverse impact on Unit values caused by prior-year defaults of certain of the Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve. Due to the required valuation formula the Registrant must use in any such redemptions, it is unlikely that the General Partner will be able to reinstate the liquidity feature in the foreseeable future.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Unit Holders to transfer their Units. In all cases, the General Partner must consent in writing to any substitution of a Unit Holder. The Internal Revenue Code contains provisions that have an adverse impact on investors in publicly traded partnerships. Accordingly, the General Partner has established a policy of imposing limited restrictions on the transferability of the Units in private transactions. This policy is intended to prevent a public trading market from developing and may impact the ability of a Unit Holder to liquidate his investment quickly.

In 1999, the Registrant collectively distributed $499,976 to its partners to cover tax liabilities of the partners, and $2,263,593 in net cash proceeds from the Cedarbrook sale. The Registrant did not make any distributions in 1998. The ability of the Registrant to make distributions of Operating Cash Flow in the future is dependent upon operational performance of properties operated by the Registrant and collection of adequate rental revenues from properties leased to third party operators (see Item 6, Selected Financial Data).

During 1998, the Registrant repurchased 24,132 limited partner units in the amount of $144,791, or approximately $6.00 per unit.

ITEM 6. SELECTED FINANCIAL DATA


                                            HEALTHCARE PROPERTIES, L.P.
                              (Unaudited - Not Covered By Independent Auditors' Report)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Year-Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                               1999              1998               1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
 Total Assets                              $ 32,055,252      $ 32,758,958       $ 32,801,853      $ 32,487,547      $ 33,812,286
-----------------------------------------------------------------------------------------------------------------------------------
 Mortgage Debt                             $ 5,173,281       $  6,128,656       $  6,677,432      $  7,207,414      $  9,775,601
-----------------------------------------------------------------------------------------------------------------------------------
 Total Revenue From
 Operations                                $ 9,499,819       $  8,787,575       $  8,977,628      $  7,560,104      $  8,419,024
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 Weighted Average Number of Units            4,148,325          4,153,835          4,172,457         4,172,457        4,172,457
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 Income (Loss) Before
 Extraordinary Item                        $ 3,131,398       $   874,425        $  1,452,334      $    684,651      $ (2,354,181)
-----------------------------------------------------------------------------------------------------------------------------------
 Extraordinary Gain                        $         0       $         0        $          0      $    952,692      $  3,604,514
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                $ 3,131,398       $   874,425        $  1,452,334      $  1,637,343      $  1,250,333
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss) Per Unit
-----------------------------------------------------------------------------------------------------------------------------------
    Income (Loss) Before
    Extraordinary Item                     $      0.74       $      0.21        $      0.34       $      0.16       $      (0.56)
-----------------------------------------------------------------------------------------------------------------------------------
    Extraordinary Gain                     $         0       $         0        $         0       $      0.23       $       0.79
-----------------------------------------------------------------------------------------------------------------------------------
    Net Income                             $      0.74       $      0.21        $      0.34       $      0.39       $       0.23
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 Taxable Net Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
    Taxable Net Income (Loss)              $ 3,315,817       $ 1.822,007        $ 1,832,184       $   794,101       $ (1,692,342)
-----------------------------------------------------------------------------------------------------------------------------------
    Per Limited Partnership Unit           $      0.80       $      0.44        $      0.44       $      0.19       $      (0.41)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 Cash Distributions                        $ 2,763,569       $         0        $   325,000       $         0       $          0
-----------------------------------------------------------------------------------------------------------------------------------
 Per Limited Partnership Unit              $      0.67       $         0        $      0.08       $         0       $          0
-----------------------------------------------------------------------------------------------------------------------------------

The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3, Property and Improvements to the Consolidated Financial Statements, for discussion of property dispositions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant raised gross proceeds from the offering of over $43,300,000 in limited partnership units and purchased 12 properties. The Registrant does not anticipate additional capital investments by Unit Holders. Sources for the Registrant's liquidity include rental revenues from lessees of certain of the Registrant's properties, operational income from properties operated by the Registrant, interest income on cash equivalents, potential proceeds from mortgage financing on one or more of the Registrant's five unleveraged properties, or potential sale proceeds from any of the Registrant's seven properties. The Registrant anticipates sufficient cash flow to meet debt service requirements and cover all other operational expenses. The Registrant may reinvest net sale proceeds and available cash in additional healthcare properties. For further information, see the discussion below on each individual property.

The Registrant ended 1999 with cash and cash equivalents of $13,723,936, compared to $11,971,405 at December 31, 1998. Cash and cash equivalents primarily increased in 1999 due to positive cash flows provided by operating activities and sale proceeds offset by regular debt service payments and distributions.

Accounts receivable at December 31, 1999 increased to approximately $1,621,000, compared to $843,000 at December 31, 1998 primarily due to the approval of a $700,000 bad-debt recovery administrative claim by the United States Bankruptcy Court of NCA Cambridge Nursing Home. The $700,000 account receivable was subsequently collected on March 1, 2000. The allowance for doubtful accounts increased to $735,000 at December 31, 1999 from approximately $686,000 at December 31, 1998. This increase was the result of additional reserves at the Cambridge facility on an increased level of older receivables balances.

Property and improvements were approximately $6,957,000 at December 31, 1999, compared to $19,598,000 at December 31, 1998. This decrease resulted from the sale of the Cedarbrook facility, as well as the classification of the remaining Cedarbrook facilities, Cane Creek, Sandybrook and the McCurdy facilities to assets held for sale.

Accounts payable and accrued expenses were approximately $455,000 at December 31, 1999, compared to $606,000 at December 31, 1998. This decrease resulted largely from the payment of an accrued Medicare settlement.

Operating facility accounts payable were approximately $138,000 at December 31, 1999, and $103,000 at December 31, 1998.

Decreases from December 31, 1998 to 1999 in deferred charges and mortgage loans payable primarily relate to amortization and note payments, respectively.

Two loans of the Registrant became due in January 1996; however, one loan was extended to March 31, 1996 and subsequently extended to June 30, 1997. The Registrant paid off this loan upon the sale of the Cedarbrook facility. The lender of the other loan verbally agreed to extend the loan to December 1, 2001, pending completion of final loan documents. This loan subsequently was paid off upon the sale of the Cane Creek facility in January 2000.

Results of Operations

Rental revenues were approximately $4,304,000 in 1999 compared to approximately $4,282,000 in 1998 and approximately $4,276,000 in 1997. Rental revenues from 1999, 1998 and 1997 were relatively unchanged.

Patient revenues of approximately $5,196,000 for the year ended December 31, 1999, approximately $4,506,000 for the year ended December 31, 1998, and approximately $4,702,000 for the year ended December 31, 1997, related to the operations at the Cambridge facility. The increase in patient revenues from 1998 to 1999 resulted from increased occupancies and reimbursement rates at the Cambridge facility. The decrease in patient revenues from 1997 to 1998 resulted from decreased ancillary revenues at the Cambridge facility.

Facility operating expenses were approximately $4,701,000 in 1999 compared to approximately $4,448,000 in 1998, and approximately $4,578,000 in 1997. The increase in facility operating expenses from 1998 to 1999 resulted from increased nursing costs and professional fees at the Cambridge facility. The decrease in facility operating expenses from 1997 to 1998 is primarily due to decreased nursing costs at the Cambridge facility.

Depreciation was approximately $1,145,000 for 1999, $1,307,000 for 1998, and $1,369,000 for 1997. Depreciation decreased in 1999 from 1998 due to the sale of the Cedarbrook facility and cessation of depreciation expense at the time the remaining Cedarbrook facilities, Cane Creek, Sandybrook, and McCurdy facilities were reclassified to assets held for sale. Depreciation decreased from 1997 to 1998 due to certain equipment being fully depreciated.

Fees  to  related  parties  were  approximately  $1,104,000,   $1,095,000,   and
$1,110,000 for the years ended 1999, 1998 and 1997, respectively. Fees to these related parties were relatively unchanged from 1999 compared to 1998 and 1997.

Bad debt expense (net of recoveries) was approximately $(248,000), $385,000, and $43,000 for the years ended 1999, 1998, and 1997, respectively. Bad debt expense (net of recoveries) changed from 1998 to 1999 due to a $700,000 bad debt recovery on the Registrant's administrative claim with the United States Bankruptcy Court of NCA Cambridge Nursing Home. Bad debt expense before recoveries increased approximately $67,000 from 1998 to 1999 due to additional allowance reserves at the Cambridge facility on an increased level of older receivables. Bad debt expense increased in 1998 from 1997 due to additional allowance reserves at the Cambridge facility on an increased level of older receivables.

Administrative and other expenses were $387,000, $468,000, and $506,000 for the years ended 1999, 1998, and 1997, respectively. Administrative and other expenses decreased from 1998 to 1999 due to decreased legal fees. Administrative and other expenses decreased from 1997 to 1998 due to decreased overhead allocations from CSL.

Interest income was approximately $595,000, $524,000, and $359,000 for the years ended 1999, 1998, and 1997, respectively. Interest income increased in 1999 and 1998 from 1997 due to additional cash available as a result of sales proceeds, lower debt service requirements and continued positive operating cash flows.

Interest expense was approximately $584,000, $635,000, and $679,000 for the years ended 1999, 1998, and 1997, respectively. Interest expense decreased in 1999 and 1998 from 1997 due to continuing pay-down of loan principal and the repayment of the mortgage upon the sale of the Cedarbrook facility in 1999.

Amortization was approximately $105,000 for the years ended 1999 and 1998, and $109,000 for the year ended 1997. Amortization decreased in 1998 from 1997, primarily due to certain fully amortized deferred costs.

During 1999, the gain on disposition of operating property of approximately $772,000 resulted from the sale of the Cedarbrook facility.

During 1999, other income of approximately $42,000 resulted from a distribution from Rebound, Inc. (a subsidiary of HealthSouth Corporation). During 1997, other income of approximately $524,000 primarily resulted from the collection of a $71,000 distribution from Rebound, Inc. and approximately $440,000 paid in compliance with Section 16b of the Securities and Exchange Act by Capital Senior Living Communities, L.P., a former affiliate of the General Partner, for gains on purchases of units made within a six month period prior to the sale of such units.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Operations of the Registrant's Properties

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth), leases the
Cane  Creek,   Crenshaw  Creek  and  Sandybrook  properties  and  the  remaining
Cedarbrook facilities pursuant to a master lease with the Registrant.

Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994 and the Cedarbrook facility in 1997. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis.

Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable; two small facilities on the Cedarbrook campus were not sold and are still owned by the partnership as of December 31, 1999. On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. HealthSouth still leases and operates the Crenshaw Creek facility. The Sandybrook facility is currently held for sale.

Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. On March 21, 1997, one of the lenders agreed not to exercise its call right until June 30, 1997. The Registrant paid off this loan upon the sale of the Cedarbrook facility. The lender of the other loan verbally agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. This loan subsequently was paid off upon the sale of the Cane Creek facility in January 2000.

Cambridge Facility

The lessee of the  Cambridge  facility,  Nursing  Centers  of  America-Cambridge
(NCAC), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. The Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the Cambridge facility from the jurisdiction of the United States Bankruptcy Court. The Registrant's subsidiary now operates this property.

The Registrant had filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments. At December 31, 1999, the Registrant recorded a receivable for $700,000 related to this administrative claim, which was approved by the United States Bankruptcy Court. The $700,000 account receivable was subsequently collected on March 1, 2000. It is unlikely that material future disbursements will be made to the Registrant.

Trinity Hills, McCurdy, and Hearthstone Facilities

The Trinity Hills, McCurdy and Hearthstone lessees are current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that the lessee of the Hearthstone facility will pay additional rental amounts to the Registrant during future years based upon increased revenues at this facility. However, there can be no assurance of such increased revenue. Based on the financial statements of the leasees, the Hearthstone and McCurdy facilities are generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations.

On January 18, 2000 and February 2, 2000, the parent companies of the lessees of the Hearthstone and Trinity Hills facilities, respectively, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Lease payments, including contingent rentals received, aggregated $981,347 related to these properties in 1999.

Year 2000 Issue

The Registrant did not experience any business interruptions related to year 2000 issues. The Registrant is continuing to monitor its computer systems and equipment, and expects that the year 2000 issues will not have an adverse effect on its business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See the attached Consolidated Financial Statements with Independent Auditors' Report thereon.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant is a Limited Partnership and has no directors, officers, or significant employees.

The General Partner of the Registrant is Capital Realty Group Senior Housing, Inc., (Capital) a Texas corporation, which was formed under the laws of the State of Texas in 1988. Capital was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (CRG). CRG is owned by James A. Stroud (50 percent through a trust) and by Jeffrey L. Beck (50 percent).

On June 10, 1998, the sole owner of stock of the General Partner, CRG, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the financing is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229. The phone number is
(972) 679-7477.

Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation (CSLC), manages the Registrant. As of December 31, 1998 the officers and directors of Capital, the General Partner, were:

             Name                               Position
             ----                               --------
             Robert L. Lankford     President, Retirement Associates, Inc., sole
                                    stockholder  of  CRGSH,  the General Partner
             Wayne R. Miller, Esq.  Secretary, Retirement Associates, Inc.

Robert L. Lankford

Robert L. Lankford, age 45, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CSLC. From 1997 to the present, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which currently accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 50, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of the law firm of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of the law firm of Wayne R. Miller P.C.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of CSL or beneficial owner of more than 10 percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has no officers or directors. The officers and directors of the General Partner receive no direct current remuneration from the Registrant nor is it proposed that they receive remuneration in such capacities. The Registrant is required to pay certain fees to the General Partner or its affiliates, make distributions, and allocate a share of the profits and losses of the Registrant to the General Partner. The relationship of the General Partner (and its directors and officer) to its affiliates is set forth above in Item 10. Reference is also made to Note 6 of the Notes to the Consolidated Financial Statements included herein, for a description of such distributions, allocations and the compensation and reimbursements paid to the General Partner and former affiliates. Also see Item 13, Certain Relationships and Related Transactions, for additional information.

There are no compensatory plans or arrangements resulting from resignation or retirement of the partners, directors or executive officers of the General Partner that require payments to be received from the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Capital Senior Living Properties, Inc., owned by Capital Senior Living Corporation, an SEC registrant and an affiliate of CSL, and until June 10, 1998, an affiliate of Capital, owns 56.8 percent of outstanding Units of the Registrant as of March 1, 2000. Otherwise, no other person or group owns more than 5 percent of the Registrant as of March 1, 2000.

No partners, officers or directors of the General Partner directly own any Units at March 1, 2000. However, Messrs. Beck and Stroud and their affiliates own a substantial interest (approximately 46 percent) in the parent of Capital Senior Living Properties, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of the Registrant's profits and losses.

The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in the Registrant's Partnership Agreement, for their services rendered to the Registrant in connection with the selection and purchase of any property by the Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of the Registrant's properties may not exceed the lesser of: (a) 2 percent of the gross proceeds of the Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 1999, 1998 and 1997 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2 percent of the price of additional properties payable from Net Sale or Refinancing Proceeds utilized solely for the acquisition. No such fees were paid in 1999, 1998 or 1997.

The Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6 percent of the costs of any newly constructed property that is acquired by the Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such the Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 1999, 1998 or 1997 in connection with such services. The prior General Partners earned $455,000 since inception.

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing of a the Registrant property, a mortgage placement fee equal to the lesser of: (a) 2 percent of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. The amount earned by the General Partner in 1997 for the extension of the Hearthstone loan was $13,245. No such fees were paid in 1999 and 1998.

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a the Registrant property, and shall be entitled to receive the lessor of: (a) 3 percent of the sale price of the Registrant's property, or (b) an amount not to exceed 50 percent of the standard real estate commission. Amounts earned by the General Partner in 1999 for the sale of Cedarbrook were $84,750. No such fees were paid in 1998 and 1997.

Since most of the Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its former affiliates received 1 percent of the monthly gross rental or operating revenues, totaling approximately $96,000, $88,000, and $90,000, in 1999, 1998, and 1997, respectively. Property management fees paid to the General Partner or to its managing agent, CSL, were approximately $370,000, $315,000, and $330,000, in 1999, 1998, and 1997, respectively. Asset management fees paid to the General Partner or to its managing agent, CSL, were approximately $468,000, $543,000, and $484,000, in 1999, 1998, and 1997,
respectively.

The General Partner may be reimbursed for its direct expenses relating to offering and administration of the Registrant. The General Partner, its affiliates or its managing agent, CSL, received approximately $170,000, $149,000, and $206,000 reimbursements for such out-of-pocket expenses in 1999, 1998, and 1997, respectively. In addition, the General Partner, its affiliates or its managing agent, CSL, received approximately $3,126,000, $3,074,000, and $3,173,000 for salary and benefit reimbursements.

In addition, a former owner of the General Partner is chairman of the board and principal stockholder of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following documents were filed as part of this report:

o    Independent Auditors' Report;

o    Consolidated Balance Sheets -December 31, 1999 and 1998;

o    Consolidated Statements of Income - Three years ended December 31,1999;

o Consolidated Statements of Partnership Equity - Three years ended December 31, 1999;

o    Consolidated  Statements  of Cash Flows - Three  years ended  December  31,
     1999; and

o    Notes to Consolidated Financial Statements.

Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The list of exhibits is incorporated herein by reference to the exhibit index on page 38 of this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.



    HEALTHCARE PROPERTIES, L.P.


    By:  Capital Realty Group Senior Housing, Inc.,
         General Partner


         By:      /s/ Robert L. Lankford
                  ----------------------
                  Robert L. Lankford, President
         March 28, 2000


                                  EXHIBIT INDEX

                                                                                     Page Nos. in
Exhibit Number                                                                        This Filing
--------------                                                                       ------------
    3             Restated Limited Partnership Agreement is incorporated                 N/A
                  by reference to Exhibit A to the Prospectus of the Registrant dated August 31, 1987, as filed with the Commission
                  pursuant to Rule 424(b).

    10            Restructuring Agreement dated November 30, 1992,                       N/A
                  between the Registrant and  Rebound, Inc. with exhibits.

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

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Partners
HealthCare Properties, L.P.:



We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of income, partnership equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                      KPMG LLP

February 4, 2000, except as
to the third paragraph of
Note 13 which is as of
March 1, 2000


                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998



                                  Assets                                                  1999                  1998
                                                                                ------------------     -----------------
Cash and cash equivalents                                                       $       13,723,936            11,971,405
Accounts receivable, less allowance for doubtful accounts of
   $735,106 in 1999 and $686,042 in 1998 (Notes 2, 9 and 11)                             1,620,943               843,332
Prepaid expenses                                                                               305                36,605
Assets held for sale, at the lower of carrying value or fair
   value less estimated costs to sell                                                    9,549,086                    --
Property and improvements, net (Notes 3, 4 and 5)                                        6,956,615            19,598,117
Deferred charges, less accumulated amortization of $989,098
   in 1999 and $981,895 in 1998                                                            204,367               309,499
                                                                                ------------------     -----------------
         Total assets                                                           $       32,055,252            32,758,958
                                                                                ==================     =================
                    Liabilities and Partnership Equity

Accounts payable and accrued expenses                                           $          454,772               606,044
Operating facility accounts payable                                                        137,777               102,665
Mortgage loans payable (Note 4)                                                          5,173,281             6,128,656
                                                                                ------------------     -----------------
                                                                                         5,765,830             6,837,365
                                                                                ------------------     -----------------
Partnership equity:
   Limited partners (4,148,325 units at December 31, 1999
      and 1998)                                                                         26,189,763            25,869,116
   General partner                                                                          99,659                52,477
                                                                                ------------------     -----------------
                                                                                        26,289,422            25,921,593
                                                                                ------------------     -----------------
         Total liabilities and partnership equity                               $       32,055,252            32,758,958
                                                                                ==================     =================

See accompanying notes to consolidate financial statements.



                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        Consolidated Statements of Income

                       Three years ended December 31, 1999

                                                                      1999               1998                1997
                                                              ----------------    ----------------    -----------------
Revenues (Notes 5 and 9):

   Net patient service                                        $      5,196,080           4,505,972            4,702,017
   Rental                                                            4,303,739           4,281,603            4,275,611
                                                              ----------------    ----------------    -----------------
                                                                     9,499,819           8,787,575            8,977,628
                                                              ----------------    ----------------    -----------------
Expenses:
   Facility operating expenses                                       4,700,597           4,447,809            4,577,735
   Depreciation                                                      1,144,939           1,306,736            1,368,941
   Fees to related parties (Note 6)                                  1,104,000           1,094,957            1,110,278
   Bad debt expense, net of recoveries of $700,000
      in 1999; none in 1998 and 1997 (Note 2)                         (248,484)            385,000               43,061
   Administrative and other                                            386,943             467,610              520,423
                                                              ----------------    ----------------    -----------------
                                                                     7,087,995           7,702,112            7,620,438
                                                              ----------------    ----------------    -----------------
         Income from operations                                      2,411,824           1,085,463            1,357,190
                                                              ----------------    ----------------    -----------------
Other income (expense):
   Interest income                                                     594,715             524,180              358,856
   Interest expense                                                   (584,204)           (635,083)            (678,905)
   Amortization                                                       (105,132)           (105,135)            (108,851)
   Gain on disposition of operating property,
      net (Note 3)                                                     772,286                  --                   --
   Other (Note 7)                                                       41,909               5,000              524,044
                                                              ----------------    ----------------    -----------------
                                                                       719,574            (211,038)              95,144
                                                              ----------------    ----------------    -----------------
         Net income                                           $      3,131,398             874,425            1,452,334
                                                              ================    ================    =================
Allocation of net income:
   Limited partners                                           $      3,084,216             856,936            1,423,287
   General partner                                                      47,182              17,489               29,047
                                                              ----------------    ----------------    -----------------
                                                              $      3,131,398             874,425            1,452,334
                                                              ================    ================    =================
Basic per limited partnership unit calculations:

   Net income                                                 $            .74                 .21                  .34
                                                              ================    ================    =================
   Distributions                                              $            .67                  --                  .08
                                                              ================    ================    =================
Weighted average number of units                                     4,148,325           4,153,835            4,172,457
                                                              ================    ================    =================


See accompanying notes to consolidated financial statements.


                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partnership Equity

                       Three years ended December 31, 1999



                                                                    Limited             General
                                                                    Partners            Partner               Total
                                                              ----------------    ----------------    -----------------
Equity at December 31, 1996                                   $     24,058,684               5,941           24,064,625
Net income                                                           1,423,287              29,047            1,452,334
Distributions                                                         (325,000)                 --             (325,000)
                                                              ----------------    ----------------    -----------------
Equity at December 31, 1997                                         25,156,971              34,988           25,191,959
Net income                                                             856,936              17,489              874,425
Repurchase of 24,132 Limited Partner Units
   subsequently canceled                                              (144,791)                 --             (144,791)
                                                              ----------------    ----------------    -----------------
Equity at December 31, 1998                                         25,869,116              52,477           25,921,593
Net income                                                           3,084,216              47,182            3,131,398
Distributions                                                       (2,763,569)                 --           (2,763,569)
                                                              ----------------    ----------------    -----------------
Equity at December 31, 1999                                   $     26,189,763              99,659           26,289,422
                                                              ================    ================    =================


See accompanying notes to consolidated financial statements.



                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                       Three years ended December 31, 1999

                                                                     1999                1998                1997
                                                              ----------------    ----------------    -----------------
Cash flows from operating activities:
   Net income                                                 $      3,131,398             874,425            1,452,334
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                               1,250,071           1,411,871            1,477,792
         Bad debt expense, net of recoveries                          (248,484)            385,000               43,061
         Gain on disposition of operating
            property, net                                             (772,286)                 --                   --
         Changes in assets and liabilities, net of
            effects of property disposition:
              Accounts receivable                                     (529,127)           (428,303)             (48,856)
              Prepaid expenses                                          36,300              13,616               35,074
              Accounts payable and accrued expenses                   (116,160)           (223,754)            (283,045)
                                                              ----------------    ----------------    -----------------
                  Net cash provided by operating
                     activities                                      2,751,712           2,032,855            2,676,360
                                                              ----------------    ----------------    -----------------
Cash flows from investing activities:

   Purchases of property and improvements                              (20,191)            (80,940)             (80,235)
   Proceeds from sale of property                                    2,739,954                  --                   --
                                                              ----------------    ----------------    -----------------
                  Net cash provided by (used in)
                     investing activities                            2,719,763             (80,940)             (80,235)
                                                              ----------------    ----------------    -----------------
Cash flows from financing activities:

   Payments on mortgage loans payable                                 (955,375)           (548,775)            (529,983)
   Distributions to limited partners                                (2,763,569)                 --             (325,000)
   Increase in deferred charges                                             --              (9,062)             (14,479)
   Repurchase of limited partner units                                      --            (144,791)                  --
                                                              ----------------    ----------------    -----------------
                  Net cash used in financing activities             (3,718,944)           (702,628)            (869,462)
                                                              ----------------    ----------------    -----------------
Net increase in cash and cash equivalents                            1,752,531           1,249,287            1,726,663
Cash and cash equivalents at beginning of year                      11,971,405          10,722,118            8,995,455
                                                              ----------------    ----------------    -----------------
Cash and cash equivalents at end of year                      $     13,723,936          11,971,405           10,722,118
                                                              ================    ================    =================
Cash paid for interest                                        $        579,261             635,083              678,905
                                                              ================    ================    =================

See accompanying notes to consolidated financial statements.

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(1)    General

       HealthCare Properties, L.P. (HCP or the Partnership) is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc. (CRG) is the sole general partner of the Partnership. Effective February 1, 1995, Capital Senior Living, Inc.
       (CSL), an affiliate of CRG until June 10,1998, became the managing agent for the Partnership replacing CRG.

       At December 31, 1995, CRG owned approximately 9% of the Partnership's limited partner units. During 1996, Capital Senior Living Communities, L.P. (CSLC), an affiliate of CRG, acquired CRG's 9% interest in the Partnership. At December 31, 1996, CSLC owned approximately 31% of the Partnership's limited partner units. In 1997, the assets of CSLC were sold to Capital Senior Living Properties (CSLP), a subsidiary of Capital Senior Living Corporation (HCP is included in the consolidated financial statements of Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission). At December 31, 1999 and 1998, CSLP owned approximately 57% of the Partnership's limited partner units.

       The consolidated financial statements as of and for the years ended December 31, 1999 and 1998, include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which operates the Partnership's Cambridge Nursing Home, located in Cambridge, Massachusetts. All significant intercompany accounts and transactions have been eliminated in consolidation.

       At December 31, 1999, the Partnership leased six of its remaining seven properties and at December 31, 1998 and 1997, the Partnership leased seven of its then eight properties to unaffiliated operators on a triple net basis.

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

                                       6                         (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       The consolidated financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 1999, 1998 or 1997. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 1999, 1998 or 1997.

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

       For the year ended December 31, 1999, the gain on sale of the Cedarbrook main campus facility (see Note 3) was allocated 100 percent to the limited partners. The remaining 1999 net income was allocated 98 percent to the limited partners and 2 percent to the general partner. The Partnership made a $2,763,569 and $325,000 distribution to the limited partners in 1999 and 1997, respectively, and no distribution in 1998.

       Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs are being amortized using the straight-line method over the lives of the related leases or mortgage loans.

       Net patient service revenue is reported at the estimated net realizable amounts due from residents, third-party payors (including the Medicare and Medicaid programs), and others for service rendered. Revenue under third-party payor agreements is subject to audit and in certain cases, retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. Final settlement has been made by the Medicare fiscal intermediary with respect to the Cambridge property for all years through December 31, 1997. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all


                                       7                         (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

       At December 31, 1999, the Partnership recorded a receivable for $700,000 related to receivables due from a former lessee that were previously written off in connection with the Partnership's Cambridge property. The $700,000 represents an administrative claim the Partnership made in connection with the bankruptcy proceedings of the former lessee. On December 14, 1999, the United States Bankruptcy Court for the Southern District of Florida approved an interim distribution on the Partnership's administrative claim for $700,000.

       The Partnership records accounts receivable for contingent rentals and past due rents only when circumstances indicate a substantial probability of collection. Existing receivables are reserved to the extent collection is deemed doubtful by the Partnership's management. There were no deductions to the allowance for doubtful accounts for rental accounts receivable for 1999, 1998 and 1997.

       The Partnership classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 131 superseded FAS 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position. The Partnership evaluates the performance and allocates resources of its properties based on current operations and market assessments on a property-by-property basis. The Partnership does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

       Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

                                       8                         (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(3)    Property and Improvements
       Property and improvements consist of:
                                                                                                December 31,
                                                                                     ------------------------------------
                                                                                           1999               1998
                                                                                     -----------------  -----------------
                              Land                                                   $    1,677,310           3,145,803
                              Buildings and improvements                                 13,159,416          31,426,443
                              Furniture, fixtures and equipment                           1,025,568           1,736,080
                                                                                     -----------------  -----------------

                                                                                         15,862,294          36,308,326

                              Less allowance for reduction in carrying value
                                  of operating property                                  (2,185,381)         (2,185,381)
                                                                                     -----------------  -----------------

                                                                                         13,676,913          34,122,945
                              Less accumulated depreciation                              (6,720,298)        (14,524,828)
                                                                                     -----------------  -----------------

                                                                                     $    6,956,615          19,598,117
                                                                                     =================  =================

       The following information is a summary of Partnership additions to and deductions from property and improvements and accumulated depreciation for the years ended December 31, 1999 and 1998. The information presented includes furniture, fixtures and equipment which are immaterial to the Partnership.

                Property and improvements                   1999               1998
       ---------------------------------------------  -----------------  -----------------
       Balance at beginning of period                 $   34,122,945          34,042,005
           Additions during the period:
             Improvements                                     20,191              80,940
                                                      -----------------  -----------------
                                                          34,143,136          34,122,945

           Deductions during period:
             Cost of property sold                         3,491,753                  --
             Assets held for sale                         16,974,470                  --
                                                      -----------------  -----------------

                     Balance at close of period       $   13,676,913          34,122,945
                                                      =================  =================

       Accumulated depreciation:
           Balance at beginning of period             $   14,524,828          13,218,092
             Additions                                     1,144,939           1,306,736
             Deductions during period:
               Property sold                               1,524,085                  --
               Assets held for sale                        7,425,384                  --
                                                      -----------------  -----------------

                     Balance at close of period       $    6,720,298          14,524,828
                                                      =================  =================

                                       9                         (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


The following is a summary of information for the individual Partnership properties and the two remaining Cedarbrook facilities from inception of the Partnership through December 31, 1999. The information presented includes furniture, fixtures and equipment which are immaterial to the Partnership.


                                                                   Costs
                                                                capitalized
                                                               subsequent to
                                  Initial cost to partnership   acquisition            Gross amount carried at close of period
                                  ---------------------------  -------------  ------------------------------------------------------
                                                  Buildings                                Buildings
                                                     and                                      and         Valuation
Description                           Land      improvements   Improvements      Land      improvements    allowance       Total
-----------------------------     ------------  ------------   ------------   -----------  ------------  ------------  -------------
Crenshaw Creek rehab facility
   Lancaster, SC                      123,801      3,776,199        102,732       123,801     3,878,931            --      4,002,732

Cambridge nursing home
   Cambridge, MA                      497,470      4,602,530        283,138       497,470     4,885,668    (2,185,381)     3,197,757

Trinity Hills nursing home
   Ft. Worth, TX                      300,000      2,400,000         26,152       300,000     2,426,152            --      2,726,152

Hearthstone nursing home
   Austin, TX                         756,039      2,868,961        116,365       756,039     2,985,326            --      3,741,365

Partnership assets
   Dallas, TX                              --             --          8,907            --         8,907            --          8,907
                                  ------------  ------------  -------------   -----------  ------------  ------------  -------------
Total Assets Held
   for Use                        $  1,677,310    13,647,690        537,294     1,677,310    14,184,984    (2,185,381)    13,676,913
                                  ============  ============  =============   ===========  ============  ============  =============

Cedarbrook remaining
   facilities
   Nashville, TN                       233,471     1,013,383             --       233,471     1,013,383            --      1,246,854

Cane Creek rehab facility
   Martin, TN                           97,560     3,902,440        225,118        97,560     4,127,558            --      4,225,118

Sandybrook rehab facility
   Orlando, FL                         563,072     3,636,928        128,434       563,072     3,765,362            --      4,328,434

McCurdy nursing home
   Evansville, IN                           --     7,100,000         74,064            --     7,174,064            --      7,174,064
                                  ------------  ------------  -------------   -----------  ------------  ------------  -------------
Total Assets Held
   for Sale                       $    894,103    15,652,751        427,616       894,103    16,080,367            --     16,974,470
                                  ============  ============  =============   ===========  ============  ============  =============

                                       10                        (Continued)



                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                                                 Accumulated     Date of         Date        Useful
Description                       Encumbrances  depreciation   construction    acquired       life
-----------------------------     ------------  ------------   ------------   -----------  ------------
Crenshaw Creek rehab facility
   Lancaster, SC                           --      1,851,422        1988         1988       25-31 years

Cambridge nursing home
   Cambridge, MA                           --      2,048,061        1967         1990       25-31 years

Trinity Hills nursing home
   Ft. Worth, TX                           --      1,365,191        1971         1988       25-31 years

Hearthstone nursing home
   Austin, TX                       1,222,415      1,448,429        1988         1988       25-31 years

Partnership assets
   Dallas, TX                              --          6,655        n/a        1991-1993     5-10 years
                                  ------------  ------------
Total Assets Held
   for Use                        $  1,222,415     6,720,298
                                  ============  ============

Cedarbrook remaining
   facilities
   Nashville, TN                            --       465,690        1985         1987       25-31 years

Cane Creek rehab facility
   Martin, TN                          135,824     2,248,680        1985         1987       25-31 years

Sandybrook rehab facility
   Orlando, FL                              --     1,699,478        1985         1988       25-31 years

McCurdy nursing home
   Evansville, IN                    3,815,042     3,011,536        1916         1989       25-31 years
                                  ------------  ------------
Total Assets Held
   for Sale                       $  3,950,866     7,425,384
                                  ============  ============

                                       11                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




       In 1999, the Partnership decided to sell the Cane Creek, McCurdy and Sandybrook facilities and the remaining Cedarbrook facilities because they are no longer competitive in current markets and no longer meet the Partnership's strategic objectives. These assets are classified as assets held for sale in the accompanying 1999 consolidated balance sheet at the lower of carrying value or fair value less estimated costs to sell. Rental revenue and net income associated with these properties were $2,749,392 and $1,079,406, respectively in 1999.

       On September 20, 1999, the Partnership sold the Cedarbrook main campus facility for $2,825,000, resulting in a $772,286 gain on sale and $2,308,734 in net cash proceeds after payment of settlement costs and a mortgage loan payable related to this facility.

       The  federal  income  tax  basis  of  the   Partnership's   property  and
       improvements   at  December  31,  1999  and  1998  is   $22,223,257   and
       $22,018,273, respectively.

 (4)   Mortgage Loans Payable

       Mortgage loans payable consist of the following:

                                                           1999         1998
                                                      ------------   -----------
       Cane Creek property - note payable to bank     $    135,824       364,106
       Cedarbrook property - note payable to bank               --       568,181
       Hearthstone property - note payable to life
          insurance company                              1,222,415     1,266,559
       McCurdy property - note payable to bank           3,815,042     3,929,810
                                                      ------------   -----------
                  Total mortgage loans payable        $  5,173,281     6,128,656
                                                      ============   ===========

       Mortgage loans payable bear interest ranging from 6.8% to 10.75% at December 31, 1999 and 6.2% to 10.75% at December 31, 1998. These notes are payable in monthly installments of $81,212 at December 31, 1999 and $99,212 at December 31, 1998, including interest. The notes are secured by properties with net book values aggregating $8,431,900 and $11,790,898 at December 31, 1999 and 1998, respectively. The notes range in maturity from 2001 to 2012.

       The Partnership leases three of its properties and the two remaining Cedarbrook facilities under a master lease (see Note 5). The rentals under the master lease provide additional security for one of the notes payable used to finance one of the master lease properties. On March 21, 1997, the lender agreed not to exercise its call rights on June 30, 1997. During the current year, the lender agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents.

                                       12                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       Presented below is a summary of required principal payments on mortgage loans payable. The note callable on June 30, 1997 is included in amounts due currently.

                          Year ending
                            June 30,
                     -----------------------

                              2000                             $         375,263
                              2001                                       232,873
                              2002                                       258,687
                              2003                                       287,362
                              2004                                       319,218
                      2005 and thereafter                              3,699,878
                                                               -----------------
                                                               $       5,173,281
                                                               =================

(5)    Leases

       The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $332,411, $310,275 and $271,340 in 1999, 1998 and 1997,
       respectively.

       Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001, subject to change based on changes in interest rates. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals, amounted to $15,354,291 and $18,329,061 at December 31, 1999 and 1998, respectively.

       Three of the Partnership's properties and the two remaining Cedarbrook facilities are subject to a master lease with a single operator, Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth). This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 1999, no contingent rentals have been accrued on the master lease.

       HealthSouth closed the Partnership's Sandybrook facility in 1994 and Cedarbrook facility in 1997. On August 5, 1999, HealthSouth transferred its rights to the Sandybrook and Cedarbrook properties to the Partnership, at which time, the Partnership became responsible for insurance and property tax requirements of those facilities. The lessee agreed to pay maintenance and utility expenses for six months from the date of transfer and to continue lease payments for the facilities through the end of the November 30, 2001 lease term.


                                       13                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



       The following summary consolidated financial data was obtained from the September 30, 1999 Form 10-Q and the December 31, 1998 Form 10-K of HealthSouth (in thousands):

                                            September 30,        December 31,
                                                1999                1998
                                         -------------------  ------------------
                                             (unaudited)

        Cash                              $         158,229              138,827
        Accounts receivable, net                  1,081,799              897,901
        Property and equipment, net               2,330,082            2,288,262
        Intangible assets, net                    2,945,958            2,959,910
        Other assets                                607,128              488,108
                                         -------------------  ------------------
             Total assets                 $       7,123,196            6,773,008
                                         ===================  ==================

        Long-term debt                    $       3,011,329            2,780,932
        Other liabilities                           705,150              569,072
        Stockholders' equity                      3,406,717            3,423,004
                                         -------------------  ------------------
        Total liabilities and
           stockholders' equity           $       7,123,196            6,773,008
                                         ===================  ==================



                                 Nine months
                                   ended                 Year ended December 31,
                                September 30,     ------------------------------
                                   1999               1998               1997
                            ------------------    --------------   -------------
                                (unaudited)

       Net revenue          $       3,071,520       4,006,074         3,123,176
                            ==================    ==============   =============
       Net income           $         219,582          46,558           343,059
                            ==================    ==============   =============


                                       14                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




(6)    Related Party Transactions

       Personnel working at the property sites and certain home office personnel who perform services on behalf of HCP are employees of CSL, an affiliate of the General Partner until June 10, 1998. HCP reimburses CSL for the salaries, related benefits and overhead reimbursements of such personnel. In addition, HCP pays fees to the general partner and to CSL. The approximate costs of these arrangements are reflected below.


                                                          1999               1998               1997
                                                 ------------------ ------------------ ------------------
       Salary and benefit reimbursements         $     3,126,000          3,074,000          3,173,000
                                                 ================== ================== ==================

       Asset management fees                     $       468,000            543,000            484,000
       Property management fees                          370,000            315,000            330,000
       Administrative and other expenses                 170,000            149,000            206,000
       General partner management fees                    96,000             88,000             90,000
                                                 ------------------ ------------------ ------------------
                                                 $     1,104,000          1,095,000          1,110,000
                                                 ================== ================== ==================

       In October 1997, HCP paid CRG a refinancing fee of $13,245.

       In connection with the sale of the main Cedarbrook property on September 20, 1999, the general partner was paid fees aggregating $84,750.

       At December 31, 1999 and 1998, Capital Senior Living Corporation, whose principal shareholders are James A. Stroud (through a trust), Jeffrey L. Beck and Lawrence A. Cohen, indirectly owned 57% of the limited partnership units of HCP. HCP is included in the consolidated financial statements of Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission. In addition, the general partner of HCP, CRG, was beneficially owned by Messrs. Beck and Stroud until June 10, 1998 when their general partner interest was sold to a third-party, Retirement Associates, Inc.

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

                                       15                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(8)    Income Taxes

       Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity is as follows:


                                                                   Year ended December 31,
                                                      --------------------------------------------------
                                                           1999             1998             1997
                                                      ---------------- ---------------- ----------------
       Total partners' equity - financial
           statement basis                            $   26,289,422      25,921,593        25,191,959

       Current year tax basis net earnings over
           financial statement basis                         197,634         945,097           321,264

       Cumulative tax basis net earnings over
           financial statement basis                       5,733,655       4,788,558         4,452,249
                                                      ---------------- ---------------- ----------------

               Total  partners'  equity  -  federal
                 income tax basis                     $   32,220,711      31,655,248        29,965,472
                                                      ================ ================ ================

       Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

(9)    Business and Credit Concentrations

       The Partnership's seven facilities are located in the southeastern United States, Texas, Indiana and Massachusetts. The facilities operated by HealthSouth (Note 5) are located in the southeastern United States and accounted for approximately $2,367,000 (25%), $2,367,000 (27%) and
       $2,367,000  (26%)  of  Partnership  revenues  in  1999,  1998  and  1997, respectively. One property leased to an unaffiliated operator accounted for approximately $955,392 (10%) and $1,004,000 (11%) of Partnership revenues in 1999 and 1998, respectively.

       The Partnership also derives revenue from the Medicaid program funded by the state of Massachusetts. The Partnership derived 33% of its revenues in 1999 and 32% of its revenues in 1998 and 1997 from the state program in Massachusetts. The Partnership also derived 11% of its revenue from the Medicare program in 1999.

       Receivables due from the Massachusetts state Medicaid program aggregated $712,861 and $617,066 at December 31, 1999 and 1998, respectively.

       The Partnership does not require collateral or other security to support financial instruments subject to credit risk.

                                       16                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



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

                                               Carrying value       Fair value
                                             -----------------  ----------------

                Mortgage loans payable       $       5,173,281         4,948,857
                                             =================  ================

(11)     Condensed Operating Results for Subsidiary

       Operating results for the Partnership's subsidiary, Cambridge LLC, follow:


                                                            1999               1998               1997
                                                     -----------------  -----------------  -----------------
      Net patient service revenue                    $   5,154,045            4,505,972          4,702,017
                                                     -----------------  -----------------  -----------------
      Facility operating expenses                        4,700,597            4,447,809          4,577,735
      Depreciation                                         218,029              214,223            205,563
      Fees to affiliates                                   427,293              370,030            390,059
      Bad debt expense, net of recoveries of
          $700,000 in 1999; and none in 1998
          and 1997                                        (248,484)             385,000             43,061
                                                     -----------------  -----------------  -----------------
                                                         5,097,435            5,417,062          5,216,418
                                                     -----------------  -----------------  -----------------
      Income (loss) from operations                  $      56,610             (911,090)          (514,401)
                                                     =================  =================  =================



                                       17                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(12) Selected Quarterly Financial Data (Unaudited)


                                                               Fiscal 1999 quarters
                                        -------------------------------------------------------------------
                                            First          Second (a)          Third          Fourth (b)
                                        --------------    -------------    --------------    --------------
     Revenues                           $ 2,308,278         2,472,418         2,327,749         2,391,374

     Net income                             368,122           610,424         1,148,263         1,004,589

     Basic earnings per limited
         partnership unit                       .09               .14               .27               .24

                                                               Fiscal 1998 quarters
                                        -------------------------------------------------------------------
                                            First            Second            Third          Fourth (c)
                                        --------------    -------------    --------------    --------------
    Revenues                            $ 2,052,421         2,227,430        2,213,547         2,294,177

    Net income                              198,272           330,341          301,274            44,538

    Basic earnings per limited
        partnership unit                        .05               .08              .07               .01


(a) Due to an error in calculation, the Partnership reported basic earnings per limited partnership unit of .15 on its Form 10-Q for the second fiscal quarter of fiscal 1999.

(b) In the fourth quarter of fiscal 1999, the Partnership revised its estimate of the allowance for doubtful accounts by approximately $345,000 to address potentially uncollectible accounts at its Cambridge facility.

(c) In the fourth quarter of fiscal 1998, the Partnership revised its estimate of the allowance for doubtful accounts by approximately $300,000 to address potentially uncollectible accounts at its Cambridge facility.

       Quarterly  operating  results  are  not  necessarily   representative  of
operations for a full year.

                                       18                        (Continued)

                           HEALTHCARE PROPERTIES, L.P.
                                AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




(13)     Subsequent Events

       On January 11, 2000, the Partnership sold the Cane Creek facility for $2,350,000 resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage related to this facility.

       On January 18, 2000, the lessee of Hearthstone and on February 2, 2000, the lessee of Trinity Hills filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Partnership has not determined the effect bankruptcy protection will have on their future results of operations or liquidity; however, the respective lessees have remained current on their lease payments to the Partnership. The annual lease payments for these two facilities aggregated $981,347 in 1999, including $295,512 in realized contingent rentals.

       On March 1, 2000, the Partnership received payment of the $700,000 interim distribution approved by the United States Bankruptcy Court for the Southern District of Florida (see Note 2).