Form 10-Q
period 2000-03-31
HEALTHCARE PROPERTIES L P
filed 2000-05-12
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695
                        --------


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

YES   x    NO     __
    -----    -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 2000         December 31, 1999
                                                                            --------------         -----------------
                                                                             (Unaudited)
                                                                             -----------
ASSETS
Cash and cash equivalents                                                  $     17,577,257        $     13,723,936

Accounts receivable, less allowance for doubtful
  accounts of $729,310 in 2000 and $735,106 in 1999                                 723,437               1,620,943

Prepaid expenses and other                                                           54,533                     305

Assets held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         7,572,648               9,549,086

Property and improvements, net                                                    6,825,747               6,956,615

Deferred charges, less accumulated amortization
  of $964,296 in 2000 and $989,098 in 1999                                          170,048                 204,367
                                                                           ----------------        ----------------


          Total assets                                                     $     32,923,670        $     32,055,252
                                                                           ================        ================


LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                       $       480,800        $        454,772

Operating facility accounts payable                                                 114,813                 137,777

Mortgage loans payable                                                            4,987,096               5,173,281
                                                                            ---------------        ----------------

                                                                                  5,582,709               5,765,830
                                                                            ---------------        ----------------

Partnership equity:
  Limited partners (4,148,325 units outstanding in 2000 and   1999)
                                                                                 27,226,327              26,189,763
  General partner                                                                   114,634                  99,659
                                                                            ---------------        ----------------
                                                                                 27,340,961              26,289,422
                                                                            ---------------        ----------------

          Total liabilities and partnership equity                          $    32,923,670        $     32,055,252
                                                                            ===============        ================



                       See notes to financial statements



                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three months ended,            Three months ended,
                                                                        March 31, 2000               March 31, 1999
                                                                        --------------               --------------
Revenues:
   Rental                                                               $       992,832               $     1,092,771
   Net patient services                                                       1,435,662                     1,215,507
                                                                        ---------------               ---------------
                                                                              2,428,494                     2,308,278
                                                                        ---------------               ---------------


Expenses:
   Facility operating expenses                                                1,226,883                     1,162,576
   Depreciation                                                                 133,168                       322,238
   Administrative and other                                                     326,363                       397,024
   Bad debts                                                                     15,000                        15,000
                                                                        ---------------               ---------------
                                                                              1,701,414                     1,896,838
                                                                        ---------------               ---------------
       Income from operations                                                   727,080                       411,440
                                                                        ---------------               ---------------


Other income (expenses):
   Gain on disposition of property                                              302,787                             0
   Interest income                                                              188,180                       133,465
   Interest expense                                                            (132,189)                     (150,499)
   Amortization                                                                 (34,319)                      (26,284)
                                                                        ---------------               ----------------
                                                                                324,459                       (43,318)
                                                                        ---------------               ----------------

Allocation of net income                                                $     1,036,564               $        360,760

   Limited partner                                                               14,975                          7,362
                                                                        ---------------               ----------------
   General partner                                                      $     1,051,539               $        368,122
                                                                        ===============               ================

           Net income                                                   $     1,051,539               $        368,122
                                                                        ===============               ================

NET INCOME PER LIMITED PARTNERSHIP UNIT                                 $           .25               $            .09
                                                                        ===============               ================

WEIGHTED AVERAGE NUMBER OF UNITS                                              4,148,325                      4,148,325
                                                                        ===============               ================

                       See notes to financial statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY

                                                             Three Months Ended March 31, 2000

                                                    Limited              General
                                                    Partners            Partners               Total
                                                    --------            --------               -----
EQUITY at
   December 31, 1999                               $   26,189,763      $     99,659         $   26,289,422

Net Income - Unaudited                                  1,036,564            14,975              1,051,539
                                                   --------------      ------------         --------------

EQUITY at
   March 31, 2000 - Unaudited                      $   27,226,327      $    114,634         $   27,340,961
                                                   ==============      ============         ==============



                       See notes to financial statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three months ended         Three months ended
                                                                                 March 31, 2000             March 31, 1999
                                                                                 --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   1,051,539              $     368,122
   Adjustments to reconcile net income to
     net cash provided by operating activities:
             Bad debts                                                                   15,000                     15,000
             Depreciation and amortization                                              167,487                    348,522
             Gain on disposition of property, net                                      (302,787)                         0
             Changes in assets and liabilities:
                   Accounts receivable                                                  882,506                   (453,694)
             Prepaid expenses                                                           (54,228)                    15,999
             Accounts payable and accrued expenses                                        3,064                    176,662
                                                                                  -------------              -------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                              1,762,581                    470,611
                                                                                  -------------              -------------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                  Proceeds from sale of property                                      2,279,225                          0
                  Purchases of property and improvement                                  (2,300)                         0
                                                                                  -------------              -------------
                    NET CASH PROVIDED BY
                    INVESTING ACTIVITIES                                              2,276,925                          0
                                                                                  -------------              -------------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Payments on mortgage loans payable                                   (186,185)                  (161,649)
                                                                                  -------------              -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                  3,853,321                    308,962

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               13,723,936                 11,971,405
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $  17,577,257              $  12,280,367
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $     132,189              $     150,499
                                                                                  =============              =============


                       See notes to financial statements
                                       4

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

A.       ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1999.

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

B.      TRANSACTIONS WITH  THE  GENERAL PARTNER AND  AFFILIATES OF  THE  GENERAL
PARTNER

Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. ("CSL"), the managing agent of the Registrant, which was until June 10, 1998, an affiliate of Capital Realty Group Senior Housing, Inc. ("CRGSH"), the General Partner of the Registrant. The Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying condensed consolidated financial statements. Reimbursements and fees paid to CRGSH and CSL are as follows:



                                                         Three months ended         Three months ended
                                                           March 31, 2000             March 31, 1999
Salary and benefit reimbursements                          $      842,597              $      786,035
Administrative reimbursements                                      45,592                      46,359
Asset management fees                                              61,452                     117,000
Property management fees                                          100,314                      85,086
General partner fees                                               24,196                      23,083
                                                           --------------              --------------
                                                           $    1,074,151              $    1,057,563
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

On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement
Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an earned interest rate of 8 percent per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

C.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 2000, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 2000, six of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with two properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the remaining five properties with long-term net leases to third party operators are due to expire in the years 2000 and 2001. Such leases are subject to renewal options. As of March 31, 2000, the Cedarbrook, Sandybrook and McCurdy facilities are classified as assets held for sale.

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

As of March 31, 2000, Registrant had cash and cash equivalents aggregating $17,577,257. The cash and cash equivalents will be used for working capital and emergency reserves.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net leases, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. There were no cash distributions made for the first quarters ending March 31, 2000 and 1999. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Three Months Ending March 31, 1999

Rental revenues for the three months ended March 31, 2000 decreased $99,939 from the comparable three months ended March 31, 1999, due to decreased revenue participation from leased facilities. Net patient services for the three months ended March 31, 2000 increased $220,155 from the three months ended March 31, 1999 primarily due to increased occupancy and reimbursement rates at the Cambridge facility. Interest income for the three months ended March 31, 2000 increased $54,715 from the three months ended March 31, 1999 and was primarily due to increasing cash available for investment. A gain of $302,787 was recognized for the three months ended March 31, 2000 due to the sale of the Cane Creek facility.

Facility operating expenses for the three months ended March 31, 2000 increased by $64,307 from the comparable 1999 period primarily due to increased professional fees at the Cambridge facility. Depreciation for the three months ended March 31, 2000, decreased $189,070 from the comparable 1999 period due to the sale of the Cedarbrook and Cane Creek facilities and the classification of certain assets as assets held for sale. Administrative expenses decreased $70,661 for the three months ended March 31, 2000 in comparison to 1999 due to decreased professional and asset management fees. There was no change in bad debt expense for the three months ended March 31, 2000 in comparison to the 1999 period. Interest expense for the three months ended March 31, 2000 decreased by $18,310 from the comparable 1999 period, and is due to the sale of the Cane Creek facility and retirement of the related mortgage. Amortization expense for the three months ended March 31, 2000 increased $8,035 from the comparable 1999 period, and is due to the write-off of certain deferred charges upon the sale of the Cane Creek facility.

Cash and cash equivalents as of March 31, 2000 increased by $3,853,321 from the balance at December 31, 1999. Cash flows increased by $3,544,359 for the three months ending March 31, 2000 in comparison to the three months ending March 31, 1999 primarily due to cash proceeds from the sale of the Cane Creek facility, collection of a $700,000 bad-debt recovery administrative claim approved by the United States Bankruptcy Court related to the Cambridge facility and the bankruptcy proceedings of the former lessee of that facility, and improved operating income. Net accounts receivable of $723,437 at March 31, 2000 reflected a decrease of $897,506 from the balance at December 31, 1999 and is due to the collection of the $700,000 administrative claim noted above and improved collections of account receivables at the Cambridge facility. Accounts payable, accrued expenses, and operating facility accounts payable balances increased $3,064 at March 31, 2000, from the balance at December 31, 1999.

Following is a brief discussion of the status of Registrant's properties.

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

The Registrant has a non-cancelable master lease with Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth). The master lease included the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook facilities. Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994 and the Cedarbrook facility in 1997. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis. Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable; the two small facilities on the Cedarbrook campus were not sold and are held for sale by the Registrant, along with the Sandybrook facility, as of March 31, 2000.

On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. HealthSouth still leases and operates the Crenshaw Creek facility, but has disclosed they will close down this facility by August 1, 2000.

Two recourse loans, Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. On March 21, 1997, one of the lenders agreed not to exercise its call right until June 30, 1997. The Registrant paid off this loan upon the sale of the Cedarbrook facility's main campus in September 1999. The lender of the other loan verbally agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. This loan was paid off upon the sale of the Cane Creek facility in January 2000.

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

The Registrant had filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments. At December 31, 1999, the Registrant recorded a receivable for $700,000 related to this administrative claim, which was approved by the United States Bankruptcy Court. The $700,000 account receivable was collected on March 1, 2000. It is unlikely that material future disbursements will be made to the Registrant regarding this matter.

Trinity Hills, McCurdy, and Hearthstone Facilities

The Trinity Hills, McCurdy and Hearthstone lessees are current in their lease obligations to the Registrant. In addition, the Registrant believes it likely that the lessee of the Hearthstone facility will pay additional rental amounts to the Registrant during future years based upon increased revenues at this facility. However, there can be no assurance of such increased revenue. Based on the financial statements of the lessees, the Hearthstone and McCurdy facilities are generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations.

On January 18, 2000 and February 2, 2000, the parent companies of the lessees of the Hearthstone and Trinity Hills facilities, respectively, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Unless renewed, the Hearthstone facility lease expires on November 30, 2001 and the Trinity Hills facility lease expires on June 30, 2000. The Registrant is evaluating its options for the properties, which could include selling the facilities, leasing the facilities to a third party or converting the facilities to an alternative use.

Year 2000 Issue

The Registrant did not experience any business interruptions related to year 2000 issues. The Registrant is continuing to monitor its computer systems and equipment, and expects that the year 2000 issues will not have an adverse effect on its business, financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant was a defendant in a lawsuit brought by AmHealth (Evansville), Inc. in the Circuit Court of Vanderburgh County, Indiana, Cause Number 82C01-9811-CP-0373 (Lawsuit), which concerned the McCurdy facility being leased by AmHealth (Evansville), Inc. On December 10, 1999, the Registrant and AmHealth (Evansville), Inc. entered into an Amendment of Lease whereby the parties agreed to dismiss the lawsuit with prejudice. The Stipulation and Order of Dismissal with Prejudice was filed with the Court on January 21, 2000. The Registrant paid no settlement funds to AmHealth (Evansville), Inc. and, in fact, received a letter of credit from the lessee as a safeguard to any future defaults.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

           (A)    Exhibit:

                  27.1     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner


By:      __________________________________________
         Robert Lankford
         President

Date:    May 15, 2000