Form 10-Q
period 2000-06-30
HEALTHCARE PROPERTIES L P
filed 2000-08-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2000

                                       OR

( )                   TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695
                        --------


                           HEALTHCARE PROPERTIES, L.P.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                           62-1317327
            --------                                           ----------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


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

                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------

                                                                             June 30, 2000         December 31, 1999
                                                                             -------------         -----------------
                                                                              (Unaudited)
                                                                              -----------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                  $     16,486,294        $     13,723,936

Accounts receivable, less allowance for doubtful
  accounts of $354,942 in 2000 and $735,106 in 1999                                 627,789               1,620,943

Prepaid expenses and other                                                                -                     305

Assets held for sale, at the lower of carrying value or                           7,572,648               9,549,086
  fair value less estimated costs to sell

Property and improvements, net                                                    6,692,570               6,956,615

Deferred charges, less accumulated amortization
  of $988,536 in 2000 and $989,098 in 1999                                          145,807                 204,367
                                                                           ----------------        ----------------


                                                                           $     31,525,108        $     32,055,252
                                                                           ================        ================


                       LIABILITIES AND PARTNERSHIP EQUITY
                       ----------------------------------

Accounts payable and accrued expenses                                      $        387,458        $        454,772

Operating facility accounts payable                                                 143,481                 137,777

Mortgage loans payable                                                            4,899,078               5,173,281
                                                                            ---------------        ----------------

                                                                                  5,430,017               5,765,830
                                                                            ---------------        ----------------

Partnership equity:
  Limited partners (4,148,325 units outstanding in 2000 and 1999)                25,962,514              26,189,763
  General partner                                                                   132,577                  99,659
                                                                            ---------------        ----------------
                                                                                 26,095,091              26,289,422
                                                                            ---------------        ----------------

                                                                            $    31,525,108        $     32,055,252
                                                                            ===============        ================



                        See notes to financial statements


                                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                            (A Delaware Limited Partnership)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        -------------------------------------
                                                     (Unaudited)

                                                                    Three months ended,         Three months ended,
                                                                      June 30, 2000                June 30, 1999
                                                                      -------------                -------------
Revenues:
   Rental                                                             $     1,029,476              $     1,102,271
   Net patient services                                                     1,415,679                    1,370,147
                                                                      ---------------              ---------------
                                                                            2,445,155                    2,472,418
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              1,207,606                    1,149,654
   Depreciation                                                               133,178                      322,382
   Administrative and other                                                   278,968                      332,046
   Bad debts                                                                   15,000                       15,000
                                                                      ---------------              ---------------
                                                                            1,634,752                    1,819,082
                                                                      ---------------              ---------------
       Income from operations                                                 810,403                      653,336
                                                                      ---------------              ---------------


Other income (expenses):
   Interest income                                                            236,681                      131,049
   Interest expense                                                          (125,714)                    (147,677)
   Amortization                                                               (24,240)                     (26,284)
                                                                      ----------------             ---------------
                                                                               86,727                      (42,912)
                                                                      ---------------              ---------------


         Net income                                                   $       897,130              $       610,424
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                    $       879,187              $       598,216
   General partner                                                             17,943                       12,208
                                                                      ---------------              ---------------
                                                                      $       897,130              $       610,424
                                                                      ===============              ===============

NET INCOME PER LIMITED                                                $           .21              $           .14
  PARTNERSHIP UNIT                                                    ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============



See notes to financial statements



                                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                           (A Delaware Limited Partnership)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -------------------------------------
                                                       (Unaudited)

                                                                     Six months ended,           Six months ended,
                                                                      June 30, 2000                June 30, 1999
                                                                      -------------                -------------
Revenues:
   Rental                                                             $     2,022,308              $     2,195,042
   Net patient services                                                     2,851,341                    2,585,654
                                                                      ---------------              ---------------
                                                                            4,873,649                    4,780,696
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              2,434,489                    2,312,230
   Depreciation                                                               266,346                      644,620
   Administrative and other                                                   605,331                      729,070
   Bad debts                                                                   30,000                       30,000
                                                                      ---------------              ---------------
                                                                            3,336,166                    3,715,920
                                                                      ---------------              ---------------
       Income from operations                                               1,537,483                    1,064,776
                                                                      ---------------              ---------------


Other income (expenses):
   Gain on disposition of property                                            302,787                            -
   Interest income                                                            424,861                      264,514
   Interest expense                                                          (257,903)                    (298,176)
   Amortization                                                               (58,559)                     (52,568)
                                                                      ----------------             ---------------
                                                                              411,186                      (86,230)
                                                                      ---------------              ---------------


         Net income                                                   $     1,948,669              $       978,546
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                    $     1,915,751              $       958,975
   General partner                                                             32,918                       19,571
                                                                      ---------------              ---------------
                                                                      $     1,948,669              $       978,546
                                                                      ===============              ===============

NET INCOME PER LIMITED                                                $           .46              $           .23
  PARTNERSHIP UNIT                                                    ===============              ===============


WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============


                       See notes to financial statements


                                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                           (A Delaware Limited Partnership)

                                     CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                                     ---------------------------------------------
                                                     (Unaudited)


                                                       Limited              General
                                                       Partners            Partners               Total
EQUITY at
   December 31, 1999                               $   26,189,763      $     99,659         $   26,289,422

Distributions                                          (2,143,000)                0             (2,143,000)

Net Income - six months ended                           1,915,751            32,918              1,948,669
   June 30, 2000                                   --------------      ------------         --------------

EQUITY at
June 30, 2000                                      $   25,962,514      $    132,577         $   26,095,091
                                                   ==============      ============         ==============



                       See notes to financial statements



                                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                           (A Delaware Limited Partnership)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -------------------------------------
                                                       (Unaudited)

                                                                                Six months ended           Six months ended
                                                                                  June 30, 2000              June 30, 1999
                                                                                  -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   1,948,669              $     978,546
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Bad debts                                                                       30,000                     30,000
         Depreciation and amortization                                                  324,905                    697,188
         Gain on disposition of property, net                                          (302,787)                         -
         Changes in assets and liabilities:
             Accounts receivable                                                        963,154                   (611,403)
             Prepaid expenses                                                               305                      1,206
             Accounts payable & accrued expenses                                        (61,610)                    59,657
                                                                                  --------------             -------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                              2,902,636                  1,155,194
                                                                                  -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property                                               2,279,225                          -
         Purchases of property and improvement                                           (2,300)                   (11,769)
                                                                                  -------------              -------------
                    NET CASH USED IN
                    INVESTING  ACTIVITIES                                             2,276,925                    (11,769)
                                                                                  -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                              (274,203)                  (310,723)
       Distributions                                                                 (2,143,000)                  (499,975)
                                                                                  -------------              -------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                             (2,417,203)                  (810,698)
                                                                                  -------------              -------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                  2,762,358                    332,727

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               13,723,936                 11,971,405
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $  16,486,294              $  12,304,132
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $     267,593              $     298,176
                                                                                  =============              =============


                       See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             June 30, 2000 AND 1999

                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1999.

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

B.        TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
          PARTNER

         Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. ("CSL"), the managing agent of the Registrant, which was until June 10, 1998, an affiliate of Capital Realty Group Senior Housing, Inc. ("CRGSH"), the General Partner of the Registrant. The Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying consolidated financial statements. Reimbursements and fees paid to CRGSH and CSL are as follows:


                                                          Six months ended           Six months ended
                                                           June 30, 2000              June 30, 1999
                                                           -------------              -------------
Salary and benefit reimbursements                          $    1,733,884              $    1,513,483
Administrative reimbursements                                      77,281                      82,785
Asset management fees                                              79,452                     234,000
Property management fees                                          199,411                     178,053
General partner fees                                               48,648                      47,387
                                                           --------------              --------------
                                                           $    2,138,676              $    2,055,708
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

         On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds was a Promissory Note for $855,000 with a five-year term and bearing an earned interest rate of 8% per annum. The interest accrues on the Promissory Note and is payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

C.       VALUATION OF RENTAL PROPERTY

         Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the six months ended June 30, 2000, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

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

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of June 30, 2000, six of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with two properties secured by debt and four properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the five properties with long-term net leases to third party operators are due to expire in the years 2000 and 2001. Such leases are subject to renewal and purchase options. As of June 30, 2000, the Cedarbrook, Sandybrook and McCurdy facilities are classified as assets held for sale.

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

         As of June 30, 2000, Registrant had cash and cash equivalents aggregating $16,486,294. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. In the event that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. Cash distributions for the six months ending June 30,2000 and 1999 were $2,143.000 and $0, respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

                  Discussion of Six Months Ending June 30, 2000
                  ---------------------------------------------

         Rental revenues for the six months ended June 30, 2000 decreased $172,734 from the comparable six months ended June 30, 1999, due to decreased revenue participation from leased facilities. Net patient services for the six months ended June 30, 2000 increased $265,687 from the six months ended June 30, 1999, and was primarily due to increased occupancy and higher reimbursement rates at the Cambridge facility. Interest income for the six months ended June 30, 2000 increased $160,347 from the six months ended June 30, 1999, and was primarily due to increasing cash available for investment. A gain of $302,787 was recognized for the sale of the Cane Creek facility on January 11, 2000.

         Facility operating expenses for the six months ended June 30, 2000 increased by $122,259 from the comparable 1999 period and is primarily due to increased professional fees at the Cambridge facility. Depreciation for the six months ended June 30, 2000, decreased $378,274 from the comparable 1999 period due to the sale of the Cedarbrook and Cane Creek facilities and the classification of certain assets as assets held for sale. Administrative expenses decreased $123,739 for the six months ended June 30, 2000 in comparison to 1999 and is primarily due to decreased professional and asset management fees. There was no change in bad debt expense for the six months ended June 30, 2000 in comparison to the 1999 period. Interest expense for the six months ended June 30, 2000 decreased by $40,273 from the comparable 1999 period and is due to the sale of the Cane Creek facility and retirement of the related mortgage. Amortization expense for the six months ended June 30, 2000 increased $5,991 from the comparable 1999 period and is due to the write-off of certain deferred charges upon the sale of the Cane Creek facility.

         For the three months ended June 30, 2000 as compared with the three months ended June 30, 1999, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 2000 operating expenses versus second quarter 1999 reflects the same variances as discussed above with the exception of a decrease of $2,044 in amortization expense.

         Cash and cash equivalents as of June 30, 2000 increased $2,762,358 over the balance at December 31, 1999. Cash flows increased by $2,429,631 for the six months ending June 30, 2000 in comparison to 1999 primarily due to cash proceeds from the sale of the Cane Creek facility, collection of a $700,000 bad-debt recovery administrative claim approved by the United States Bankruptcy Court related to the Cambridge facility and the bankruptcy proceedings of the former lessee of that facility, and improved operating income. Net accounts receivable of $627,789 at June 30, 2000 reflected an decrease of $993,154 over 1999 year-end balances and is due to the collection of the $700,000 administrative claim noted above and improved collections of accounts receivable at on Cambridge facility. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $61,610 at June 30, 2000, from December 31, 1999 and is primarily due to the decrease in accrued payroll at the Cambridge facility.

         The following is a brief discussion of the status of Registrant's properties:

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

The Registrant has a non-cancelable master lease with Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth). The master lease included the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook facilities. Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994 and the Cedarbrook facility in 1997. Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable; the two small facilities on the Cedarbrook campus were not sold and were held for sale by the Registrant, along with the Sandybrook facility, as of June 30, 2000.

On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. HealthSouth still leases the Crenshaw Creek facility, but closed down this facility in May 2000. On July 12, 2000, one of the two Cedarbrook houses was sold for $390,546 resulting in a gain on sale of approximately $115,700 and net cash proceeds of approximately $360,380 after payment of settlement costs. On August 4, 2000 the Sandybrook facility was sold for $2,025,000 resulting in a loss on sale of approximately $768,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs. Even though HealthSouth has transferred or shut down these properties and some have been sold, HealthSouth continues to make its full lease payments under the terms of the master lease.

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

Trinity Hills, McCurdy, and Hearthstone Facilities

Except for the Trinity Hills lessee, the other lessees are current in their lease obligations to the Registrant. Trinity Hills is delinquent on two rent participation payments (though they have paid the minimum rental). In addition, the Registrant believes it likely that the lessee of the Hearthstone facility will pay additional rental amounts to the Registrant during future years based upon increased revenues at this facility. However, there can be no assurance of such increased revenue. Based on the financial statements of the lessees, the Hearthstone and McCurdy facilities are generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations.

On January 18, 2000 and February 2, 2000, the parent companies of the lessees of the Hearthstone and Trinity Hills facilities, respectively, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Unless renewed, the Hearthstone facility lease expires on November 30, 2001 and the Trinity Hills facility lease expires on June 30, 2000. The Hearthstone and Trinity Hills lessees have requested extensions of their leases. If the leases are not extended, the Registrant is evaluating its options for the properties, which could include selling the facilities, leasing the facilities to a third party or converting the facilities to an alternative use.

Year 2000 Issue

The Registrant did not experience any business interruptions related to year 2000 issues. The Registrant is continuing to monitor its computer systems and equipment, and expects that the year 2000 issues will not have an adverse effect on its business, financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary market risk exposure is from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments. These short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

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

Date:    August 14, 2000