Form 10-Q
period 2000-09-30
HEALTHCARE PROPERTIES L P
filed 2000-11-14
CIK 814458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

Yes         X     No
         -------         -------

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                          September 30, 2000       December 31, 1999
                                                                              (Unaudited)

ASSETS
Cash and cash equivalents                                                  $     15,127,101        $     13,723,936

Accounts receivable, less allowance for doubtful
  accounts of $368,669 in 2000 and $735,106 in 1999                                 643,717               1,620,943

Prepaid expenses and other                                                            6,529                     305

Property and improvements, net                                                    6,571,065               6,956,615

Assets held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         4,695,016               9,549,086

Deferred charges, less accumulated amortization
  of $1,012,777 in 2000 and $989,098 in 1999                                        121,566                 204,367
                                                                           ----------------        ----------------


                                                                           $     27,164,994        $     32,055,252
                                                                           ================        ================


LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                      $        698,615        $        454,772

Operating facility accounts payable                                                  98,369                 137,777

Mortgage loans payable                                                            4,843,699               5,173,281
                                                                           ----------------        ----------------

                                                                                  5,640,683               5,765,830
                                                                           ----------------        ----------------

Partnership equity

  Limited partners (4,148,325 units outstanding in 2000
       and  1999)                                                                21,472,052              26,189,763
  General partner                                                                    52,259                  99,659
                                                                           ----------------        ----------------
                                                                                 21,524,311              26,289,422
                                                                           ----------------        ----------------

                                                                           $     27,164,994        $     32,055,252
                                                                           ================        ================


                       See notes to financial statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three-months ended September 30,
                                                                          2000                          1999
                                                                          ----                          ----
Revenues
   Rental                                                             $     1,031,239              $       992,832
   Net patient services                                                     1,393,806                    1,334,917
                                                                      ---------------              ---------------
                                                                            2,425,045                    2,327,749
                                                                      ---------------              ---------------

Expenses

   Facility operating expenses                                              1,227,297                    1,221,526
   Depreciation                                                               133,276                      322,561
   Administrative and other                                                   203,098                      306,238
   Bad debts                                                                   15,000                       76,353
                                                                      ---------------              ---------------
                                                                            1,578,671                    1,926,678
                                                                      ---------------              ---------------
       Income from operations                                                 846,374                      401,071
                                                                      ---------------              ---------------

Other income (expenses)
   (Loss) gain on disposition of operating property                          (650,683)                     772,286
   Interest income                                                            179,675                      146,335
   Interest expense                                                          (121,905)                    (145,146)
   Amortization                                                               (24,241)                     (26,283)
                                                                      ---------------              ---------------
                                                                             (617,154)                     747,192
                                                                      ---------------              ---------------


         Net income                                                   $       229,220              $     1,148,263
                                                                      ===============              ===============

NET INCOME ALLOCATION
         Limited partner                                              $       213,538              $     1,140,744
         General partner                                              $        15,682              $         7,519
                                                                      ---------------              ---------------

                                                                      $       229,220              $     1,148,263
                                                                      ===============              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                    $           .05              $           .27
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============

                       See notes to financial statements



                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Nine-months ended September 30,
                                                                          2000                          1999
                                                                          ----                          ----
Revenues
   Rental                                                             $     3,053,547              $     3,187,874
   Net patient services                                                     4,245,147                    3,920,571
                                                                      ---------------              ---------------
                                                                            7,298,694                    7,108,445
                                                                      ---------------              ---------------

Expenses

   Facility operating expenses                                              3,661,786                    3,533,756
   Depreciation                                                               399,622                      967,181
   Administrative and other                                                   808,429                    1,035,308
   Bad debts                                                                   45,000                      106,353
                                                                      ---------------              ---------------
                                                                            4,914,837                    5,642,598
                                                                      ---------------              ---------------
       Income from operations                                               2,383,857                    1,465,847
                                                                      ---------------              ---------------

Other income (expenses)
   (Loss) gain on disposition of operating property                          (347,896)                     772,286
   Interest income                                                            604,536                      410,849
   Interest expense                                                          (379,808)                    (443,322)
   Amortization                                                               (82,800)                     (78,851)
                                                                      ---------------              ---------------
                                                                             (205,968)                     660,962
                                                                      ---------------              ---------------

         Net income                                                   $     2,177,889              $     2,126,809
                                                                      ===============              ===============

NET INCOME ALLOCATION
         Limited partner                                              $     2,129,289              $     2,099,719
         General partner                                              $        48,600              $        27,090
                                                                      ---------------              ---------------

                                                                      $     2,177,889              $     2,126,809
                                                                      ===============              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                    $           .51              $           .51
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============



                       See notes to financial statements


                                     HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                                     Consolidated Statements of Partnership Equity

                                                    Limited              General
                                                    Partners            Partners               Total
EQUITY at
   December 31, 1999                           $    26,189,763         $     99,659       $     26,289,422

Distributions - Unaudited                           (6,847,000)             (96,000)            (6,943,000)

Net income - Unaudited                               2,129,289               48,600              2,177,889
                                               ---------------         ------------       ----------------

EQUITY at
   September 30, 2000 - Unaudited              $    21,472,052         $      52,259      $     21,524,311
                                               ===============         =============      ================




                       See notes to financial statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine-months ended September 30,
                                                                                      2000                       1999
                                                                                      ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $      2,177,889           $      2,126,809
   Adjustments to reconcile net income to
     net cash provided by operating activities
         Bad debts                                                                          45,000                    106,353
         Depreciation and amortization                                                     482,422                  1,046,032
         (Loss) gain on disposition of operating property                                  347,896                   (772,286)
         Changes in assets and liabilities
             Accounts receivable                                                           932,226                   (413,017)
             Prepaid expenses and other                                                     (6,224)                    20,466
             Accounts payable and accrued expenses                                         204,435                    (14,301)
                                                                                  ----------------           ----------------

                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                                 4,183,644                  2,100,056
                                                                                  ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and improvement                                               (14,072)                   (20,191)
       Net proceeds from sale of property                                                4,506,175                  2,739,954
                                                                                  ----------------           ----------------
                    NET CASH PROVIDED BY
                    INVESTING  ACTIVITIES                                                4,492,103                  2,719,763
                                                                                  ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on mortgage loans payable                                                 (329,582)                  (877,978)
       Distributions                                                                    (6,943,000)                  (499,975)
                                                                                  ----------------           ----------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                                (7,272,582)                (1,377,953)
                                                                                  ----------------           ----------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                     1,403,165                  3,441,866

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                  13,723,936                 11,971,405
                                                                                  ----------------           ----------------

CASH AND CASH EQUIVALENTS
   End of period                                                                  $     15,127,101           $     15,413,271
                                                                                  ================           ================

CASH PAID FOR INTEREST                                                            $        389,498           $        443,322
                                                                                  ================           ================


                       See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 AND 1999
                                   (Unaudited)

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


                                                         Nine months ended          Nine months ended
                                                         September 30, 2000         September 30, 1999
                                                         ------------------         ------------------
Salary and benefit reimbursements                          $    2,665,605              $    2,313,582
Administrative reimbursements                                     116,415                     118,192
Asset management fees                                              79,452                     351,000
Property management fees                                          296,978                     271,498
General partner fees                                               72,901                      70,051
                                                           --------------              --------------
                                                           $    3,231,351              $    3,124,323
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

C.       VALUATION OF RENTAL PROPERTY

         Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the nine months ended September 30, 2000, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

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

         All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of September 30, 2000, seven of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with two properties secured by debt and three properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the initial term of the four properties with long-term net leases to third party operators are due to expire in the years 2000 and 2001. Such leases are subject to renewal and purchase options. As of September 30, 2000, the Cedarbrook and McCurdy facilities were classified as assets held for sale.

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

         As of September 30, 2000, Registrant had cash and cash equivalents aggregating $15,127,101. The cash and cash equivalents will be used for working capital and emergency reserves.

         Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. In the event that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net lease, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. Cash distributions for the nine months ending September 30, 2000 and 1999 were $6,943,000 and $499,975, respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

               Discussion of Nine Months Ending September 30, 2000

         Rental revenues for the nine months ended September 30, 2000 decreased $134,327 from the comparable nine months ended September 30, 1999, due to decreased revenue participation from leased facilities. Net patient services for the nine months ended September 30, 2000 increased $324,576 from the nine months ended September 30, 1999, and was primarily due to increased occupancy and higher reimbursement rates at the Cambridge facility. Interest income for the nine months ended September 30, 2000 increased $193,687 from the nine months ended September 30, 1999 and was primarily due to increasing cash available for investment. A net loss of $347,896 was recognized for the nine months ended September 30, 2000. The net loss is comprised of a $302,787 gain on sale of the Cane Creek facility on January 11, 2000, a $115,718 gain on sale of one of the two Cedarbrook houses on July 12, 2000, and a $766,400 loss on sale of the Sandybrook facility on August 4, 2000.

         Facility operating expenses for the nine months ended September 30, 2000 increased by $128,030 from the comparable 1999 period and are primarily due to increased professional fees at the Cambridge facility. Depreciation for the nine months ended September 30, 2000 decreased $567,559 from the comparable 1999 period due to the sale of the Cedarbrook, Sandybrook and Cane Creek facilities and the classification of certain assets as assets held for sale. Administrative expenses decreased $226,879 for the nine months ended September 30, 2000 in comparison to the same period in 1999 and is primarily due to decreased professional and asset management fees. Bad debt expense decreased $61,353 for the nine months ended September 30, 2000 in comparison to the 1999 period due to additional lease receivable reserves on the McCurdy facility recorded in 1999. Interest expense for the nine months ended September 30, 2000 decreased by $63,514 from the comparable 1999 period and is due to the sale of the Cane Creek facility and retirement of the related mortgage. Amortization expense for the nine months ended September 30, 2000 increased $3,949 from the comparable 1999 period and is due to the write-off of certain deferred charges upon the sale of the Cane Creek facility.

         For the three months ended September 30, 2000 as compared with the three months ended September 30, 1999, Registrant's revenue was impacted by the same shifts of revenue as discussed above with the exception of an increase in lease participation revenues of $38,407. Similarly, a comparison of third quarter 2000 operating expenses versus third quarter 1999 reflects the same variances as discussed above with the exception of a decrease of $2,042 in amortization expense.

         Cash and cash equivalents as of September 30, 2000 increased $1,403,165 over the balance at December 31, 1999. Cash flows decreased by $2,038,701 for the nine months ending September 30, 2000 in comparison to 1999 primarily due to increased cash distributions in 2000. Net accounts receivable of $643,717 at September 30, 2000 reflected a decrease of $977,226 over 1999 year-end balances and is due to the collection of the $700,000 administrative claim approved by the United States Bankruptcy Court related to the Cambridge facility and improved collections of accounts receivable at the Cambridge facility. Accounts payable, accrued expenses, and operating facility accounts payable balances increased $204,435 at September 30, 2000, from December 31, 1999 and is primarily due to increased prepaid rent at September 30, 2000.

         The following is a brief discussion of the status of Registrant's properties:

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

The Registrant has a non-cancelable master lease with Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth). The master lease included the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook facilities. Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994 and the Cedarbrook facility in 1997. Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable.

On  January  11,  2000,  the Cane Creek  facility  was sold to a  subsidiary  of
HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. HealthSouth still leases the Crenshaw Creek facility, but closed down this facility in May 2000. On July 12, 2000, one of the two Cedarbrook houses was sold for $390,546 resulting in a gain on sale of $115,718 and net cash proceeds of approximately $360,380 after payment of settlement costs. On August 4, 2000 the Sandybrook facility was sold for $2,025,000 resulting in a loss on sale of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs. Even though HealthSouth has transferred or shut down these properties and some have been sold, HealthSouth continues to make its full lease payments under the terms of the master lease.

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

Cambridge Facility

The former lessee of the Cambridge facility, Nursing Centers of America-Cambridge (NCAC), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. The Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

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

Trinity Hills, McCurdy, and Hearthstone Facilities

Except with respect to the Trinity Hills lessee, the other lessees are current in their lease obligations to the Registrant. Trinity Hills is delinquent on three rent participation payments (though they have paid its minimum rental). In addition, the Registrant believes it likely that the lessee of the Hearthstone facility will pay additional rental amounts to the Registrant during future years based upon increased revenues at this facility. However, there can be no assurance of such increased revenue. Based on the financial statements of the lessees, the Hearthstone and McCurdy facilities are generating cash flow sufficient to fund their lease obligations, but Trinity Hills is, at this time, not generating sufficient cash flow to fund its lease obligations from property operations.

On January 18, 2000 and February 2, 2000, the parent companies of the lessees of the Hearthstone and Trinity Hills facilities, respectively, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection will disrupt future payments of lease obligations. Unless renewed, the Hearthstone facility lease expires on November 30, 2001 and the Trinity Hills facility lease expired on June 30, 2000. The Hearthstone and Trinity Hills lessees have requested extensions of their leases. If the leases are not extended, the Registrant is evaluating its options for the properties, which could include selling the facilities, leasing the facilities to a third party or converting the facilities to an alternative use.

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

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant was a defendant in a lawsuit brought by AmHealth (Evansville), Inc. in the Circuit Court of Vanderburgh County, Indiana, Cause Number 82C01-9811-CP-0373 (Lawsuit), which concerned the McCurdy facility being leased by AmHealth (Evansville), Inc. On December 10, 1999, the Registrant and AmHealth (Evansville), Inc. entered into an Amendment of Lease whereby the parties agreed to dismiss the lawsuit with prejudice. The Stipulation and Order of Dismissal with Prejudice was filed with the Court on January 21, 2000. The Registrant paid no settlement funds to AmHealth (Evansville), Inc. and, in fact, received a letter of credit from the lessee as a safeguard aginst any future defaults.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

           (A)    Exhibit:

                  27.1     Financial Data Schedule

           (B)    Reports on Form 8-K

                  Registrant filed a Form 8-K dated July 26, 2000 concerning a change in accountants.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner

By:      /s/ Robert Lankford
         -----------------------------------------
         Robert Lankford
         President

Date:    November 14, 2000