Form 10-K
period 2000-12-31
HEALTHCARE PROPERTIES L P
filed 2001-04-02
CIK 814458

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         ______________.



Commission file number:  0-17695.
                         -------


                           HEALTHCARE PROPERTIES, L.P.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                 62-1317327
- -------------------------                            ------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


14160 Dallas Parkway, Suite 300, Dallas, Texas         75240
- ----------------------------------------------        -------
(Address of principal executive officers)           (Zip Code)

The Registrant's telephone number, including area code:  (972) 770-5600
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

Documents incorporated by reference: None

                                                                    Page 1 of 19
                                                           Exhibit Index Page 20

                           HEALTHCARE PROPERTIES, L.P.
                                 2000 FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                                                  Page


Item 1   Business                                                                                        3
Item 2   Properties                                                                                      5
Item 3   Legal Proceedings                                                                               6
Item 4   Submission of Matters to a Vote of Security Holders                                             6

PART II

Item 5   Market for the Registrant's Common Equity
          and Related Security Holder Matters                                                            6
Item 6   Selected Financial Data                                                                         8
Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                      9
Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                     13
Item 8   Financial Statements and Supplementary Data                                                    13
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                                     13

PART III

Item 10  Directors and Executive Officers of the Registrant                                             14
Item 11  Executive Compensation                                                                         16
Item 12  Security Ownership of Certain Beneficial Owners and Management                                 16
Item 13  Certain Relationships and Related Transactions                                                 16

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               18



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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of December 31, 2000, seven of the original 12 properties, including the main facility on the Cedarbrook campus, had either been sold or deeded back to the lender, leaving the Registrant with five properties -- two properties secured by debt and three properties unleveraged (the Properties). See Item 2, Properties, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Registrant's properties and their history.

As  of  December  31,  2000,  the  Registrant  had  four  properties  leased  to unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of the fifth property, NCA Cambridge Nursing Home, Inc., to Cambridge Nursing Home, LLC (Cambridge), a subsidiary of the Registrant, thereby releasing the operations of this facility from the jurisdiction of the Bankruptcy Court.

All of the Registrant's triple net leases with unaffiliated operators require the operators to make necessary repairs. The Registrant inspects or receives reports from each facility at least annually to insure that necessary repairs are made. The Registrant is responsible for debt service payments under mortgage obligations secured by certain properties.

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

For the year ended December 31, 2000, the Registrant's Properties accounted for 100 percent of the Registrant's gross revenues.

The Registrant's original objective was to maintain and hold its properties for long-term appreciation. During 1999, management of the Registrant approved and established a plan to sell certain properties because the properties were no longer competitive in current markets and no longer met the Registrant's strategic objectives. The Registrant is exploring options regarding the net proceeds from the sale of properties including, but not limited to, distributing the net sale proceeds or reinvesting them in properties that demonstrate the capability of long-term appreciation.

Capital Senior Living Properties, Inc., a wholly-owned subsidiary of Capital Senior Living Corporation, an SEC registrant, and until June 10, 1998, an affiliate of Capital, owns 56.8 percent of the outstanding Units of the Registrant as of March 1, 2001.

Employees

Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation, manages the Registrant. Until June 10, 1998, CSL was an affiliate of Capital. There were no employees of the Registrant at December 31, 2000.

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

Impact of Inflation

To offset potential adverse effects of inflation, the Registrant has required each of its unaffiliated lessees to execute triple-net leases with the lessees being responsible for all operating expenses, insurance and real estate taxes. Such leases generally require additional participating rent payments based on certain increases in the lessee's collected revenues. To the extent that the Registrant undertakes to operate certain facilities through wholly owned subsidiaries, those subsidiaries, and ultimately the Registrant, will be directly exposed to the inflationary pressures on health care industry operating costs.

ITEM 2.  PROPERTIES

The Registrant owned five properties at December 31, 2000, consisting of four nursing homes and one rehabilitation center purchased between October 1987 and October 1990. Two facilities were newly constructed when purchased. Two facilities are security for mortgage loans. These loans are non-recourse to the Registrant. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes key information about each of the Registrant's properties at December 31, 2000

                                PROPERTY SUMMARY

                                 CAMBRIDGE               CRENSHAW CREEK
                                 ---------               --------------

Location                       Cambridge, MA           Lancaster, SC
Type                           Nursing                 Rehab
Date Purchased                 9/90                    6/88
Purchase Price                 $5,100,000              $3,900,000
Original Mortgage Amount       $0                      $0
12/31/00 Mortgage Balance      $0                      $0
Mortgage Maturity              N/A                     N/A
End of Lease Term              N/A                     November 2001



                           TRINITY HILLS       HEARTHSTONE        MCCURDY
                           -------------       -----------        -------

Location                   Ft. Worth, TX       Austin, TX         Evansville, IN
Type                       Nursing             Nursing            Nursing
Date Purchased             2/88                11/88              9/89
Purchase Price             $2,700,000          $3,625,000         $7,100,000
Original Mortgage Amount   $0                  $1,500,000         $4,700,000
12/31/00 Mortgage Balance  $0                  $1,173,285         $3,599,510
Mortgage Maturity          N/A                 July 1, 2002       April 1, 2012
End of Lease Term          June 2000           November 2000      October 2001

On September 20, 1999, the Registrant sold the main facility on the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage related to this facility. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. One small facility on the Cedarbrook campus is still owned by the Registrant as of December 31, 2000.

On January 11, 2000, the Cane Creek facility was sold to its lessee for $2,350,000, resulting in a $302,787 gain on sale and $2,143,400 in net cash proceeds after payment of closing costs and the mortgage related to this facility.

On August 4, 2000, the Sandybrook facility was sold for $2,025,000 resulting in a loss on sale of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs.

At December 31, 2000, the remaining Cedarbrook facility and the McCurdy facility, were classified as assets held for sale on the Registrant's consolidated financial statements as the management of the Registrant had approved and established a plan to sell these facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant was a defendant in a lawsuit brought by AmHealth (Evansville), Inc. in the Circuit Court of Vanderburgh County, Indiana, Cause Number 82C01-9811-CP-0373 (Lawsuit), which concerned certain the McCurdy facility being leased by AmHealth (Evansville), Inc. On December 10, 1999, the Registrant and AmHealth (Evansville), Inc. entered into an Amendment of Lease whereby the parties agreed to dismiss the lawsuit with prejudice. The Stipulation and Order of Dismissal with Prejudice was filed with the Court on January 21, 2000. The Registrant paid no settlement funds to AmHealth (Evansville), Inc. and, in fact, received a letter of credit from the lessee.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

At March 1, 2001, there were 1,710 Unit Holders of record in the Registrant owning an aggregate of 4,148,325 Units. There is no public market for these Units and there is no plan to list the Units on a national exchange or automated quotation system. The Registrant formerly had a liquidity reserve feature that, under certain circumstances, permitted Unit Holders to sell their Units at a predetermined formula. In March 1991, due to inadequate liquidity of the Registrant and the adverse impact on Unit values caused by prior-year defaults of certain of the Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve. Due to the required valuation formula the Registrant must use in any such redemptions, it is unlikely that the General Partner will be able to reinstate the liquidity feature in the foreseeable future.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Unit Holders to transfer their Units. In all cases, the General Partner must consent in writing to any substitution of a Unit Holder. The Internal Revenue Code contains provisions that have an adverse impact on investors in publicly traded partnerships. Accordingly, the General Partner has established a policy of imposing restrictions on the transferability of the Units in private transactions. This policy is intended to prevent a public trading market from developing and may impact the ability of a Unit Holder to liquidate his investment quickly.

On February 13, 2001, the Registrant distributed $5,000,000 to its partners from excess operating cash.

In 2000, the Registrant collectively distributed $9,132,500 to its partners, of which $2,143,000 resulted from net cash proceeds from the Cane Creek sale, $2,189,500 resulted from net cash proceeds from the Cedarbrook and Sandybrook sales, and $4,800,000 resulted from excess operating cash.

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

ITEM 6. SELECTED FINANCIAL DATA

                           HEALTHCARE PROPERTIES, L.P.

            (Unaudited - Not Covered By Independent Auditors' Reports)

- ---------------------------------------- -------------------------------------------------------------------------------------------
                                                                           Year Ended December 31
- ---------------------------------------- -------------------------------------------------------------------------------------------
                                               2000              1999               1998              1997              1996
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Total Assets                              $ 25,294,360      $ 32,055,252       $ 32,758,958      $ 32,801,853      $ 32,487,547
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Mortgage Debt                             $  4,772,795      $  5,173,281       $  6,128,656      $  6,677,432      $  7,207,414
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Total Revenue From
 Operations                                $  9,746,951      $  9,499,819       $  8,787,575      $  8,977,628      $  7,560,104
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Income (Loss) Before
 Extraordinary Item                        $  2,651,881      $  3,131,398       $    874,425      $  1,452,334      $    684,651
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Extraordinary Gain                        $     -           $     -            $      -          $     -           $    952,692
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Net Income                                $  2,651,881      $  3,131,398       $    874,425      $  1,452,334      $  1,637,343
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Net Income (Loss) Per Unit:
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Income (Loss) Before
    Extraordinary Item                     $       0.63      $       0.74       $       0.21      $       0.34      $       0.16
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Extraordinary Gain                     $     -           $      -           $       -         $     -           $       0.23
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Net Income                             $       0.63      $       0.74       $       0.21      $       0.34      $       0.39
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Weighted Average Number of
   Units                                      4,148,325         4,148,325          4,153,835         4,172,457         4,172,457
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Taxable Net Income (Loss)
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Taxable Net Income (Loss)              $  1,707,451      $  3,315,817       $  1,822,007      $  1,832,184      $    794,101
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Per Unit                               $       0.41      $       0.80       $       0.44      $       0.44      $       0.19
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Cash Distributions                        $  9,132,500      $  2,763,569       $       -         $    325,000      $      -
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Per Limited Partnership Unit              $       2.18      $       0.67       $       -         $       0.08      $      -
- ---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------


         The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3, Property and Improvements, to the Consolidated Financial Statements, for discussion of property dispositions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant raised gross proceeds from the offering of over $43,300,000 in limited partnership units and purchased 12 properties. The Registrant does not anticipate additional capital investments by Unit Holders. Sources for the Registrant's liquidity include rental revenues from lessees of certain of the Registrant's properties, operational income from properties operated by the Registrant, interest income on cash equivalents, potential proceeds from mortgage financing on one or more of the Registrant's three unleveraged properties, or potential sale proceeds from any of the Registrant's five properties. The Registrant anticipates sufficient cash flow to meet debt service requirements and cover all other operational expenses. The Registrant may reinvest net sale proceeds and available cash in additional healthcare properties. For further information, see the discussion below on each individual property.

The Registrant ended 2000 with cash and cash equivalents of $13,514,255, compared to $13,723,936 at December 31, 1999. Cash and cash equivalents decreased in 2000 due to distributions of net cash proceeds from sales of property and excess operating cash flow.

Accounts receivable at December 31, 2000 decreased to approximately $754,000, compared to $1,621,000 at December 31, 1999 primarily due to the collection of a $700,000 bad debt recovery administrative claim with the United States Bankruptcy Court of NCA Cambridge Nursing Home and due to improved account receivable collections at the Cambridge Nursing Home. The allowance for doubtful accounts decreased to $799,000 at December 31, 2000 from approximately $1,210,000 at December 31, 1999. This decrease was the result of account receivable write-offs at the Cambridge facility.

Assets held for sale were approximately $4,463,000 at December 31, 2000, compared to $9,549,000 at December 31, 1999. This decrease resulted from the sale of the Cane Creek, Sandybrook and one of the small Cedarbrook facilities.

Property and improvements, net, were approximately $6,451,000 at December 31, 2000, compared to $6,957,000 at December 31, 1999. This decrease resulted from 2000 depreciation expense offset by approximately $28,000 in additions.

Accounts payable and accrued expenses were approximately $564,000 at December 31, 2000, compared to $455,000 at December 31, 1999 This increase resulted largely from $203,211 of accrued real estate taxes recorded by the Registrant for non-payment of taxes by the lessees on the Hearthstone facility. As a result of these delinquent taxes, the mortgagor for the Hearthstone loan has classified this loan in default.

Operating facility accounts payable were approximately $148,000 at December 31, 2000, and $138,000 at December 31, 1999.

Decreases from December 31, 1999 to 2000 in deferred charges and mortgage loans payable primarily relate to amortization and payments on mortgage loans payable, respectively.

Two loans of the Registrant became due in January 1996; however, one loan was extended to March 31, 1996 and subsequently extended to June 30, 1997. The Registrant paid off this loan upon the sale of the Cedarbrook facility in 1999. The lender of the other loan verbally agreed to extend the loan to December 1, 2001, pending completion of final loan documents. This loan subsequently was paid off upon the sale of the Cane Creek facility in January 2000.

Results of Operations

Rental revenues were approximately $4,084,000 in 2000 compared to approximately $4,304,000 in 1999 and approximately $4,282,000 in 1998. The decrease in rental revenues from 1999 to 2000 resulted from decreased participation payments. Rental revenues from 1999 and 1998 were relatively unchanged.

Patient revenues of approximately $5,663,000 for the year ended December 31, 2000, approximately $5,196,000 for the year ended December 31, 1999 and approximately $4,506,000 for the year ended December 31, 1998, related to the operations at the Cambridge facility. The increase in patient revenues from 1998 to 1999 and to 2000 resulted from increased occupancies and reimbursement rates at the Cambridge facility.

Facility operating expenses were approximately $4,862,000 in 2000 compared to approximately $4,701,000 in 1999 and approximately $4,448,000 in 1998. The increase in facility operation expenses from 1999 to 2000 resulted primarily from increased nursing costs. The increase in facility operating expenses from 1998 to 1999 resulted from increased nursing costs and professional fees at the Cambridge facility.

Depreciation was approximately $533,000 for 2000, $1,145,000 for 1999, and $1,307,000 for 1998. Depreciation decreased in 2000 from 1999 due to the sale of the Cane Creek, Sandybrook and small Cedarbrook facilities. Depreciation decreased in 1999 from 1998 due to the sale of the Cedarbrook facility and cessation of depreciation expense at the time the remaining Cedarbrook facilities, Cane Creek, Sandybrook, and McCurdy facilities were reclassified to assets held for sale.

Fees to related parties were approximately $837,912, $1,104,000, and $1,095,000 for the years ended 2000, 1999, and 1998, respectively. The decrease in fees from 1999 to 2000 resulted from decreased asset management fees. Fees to these related parties were relatively unchanged from 1998 compared to 1999.

Bad debt expense (net of recoveries) was approximately $0, $(248,000), and $385,000, for the years ended 2000, 1999, and 1998, respectively. There was no bad debt expense provision in 2000. Bad debt expense (net of recoveries) changed from 1998 to 1999 due to a $700,000 bad debt recovery on the Registrant's administrative claim with the United States Bankruptcy Court of NCA Cambridge Nursing Home. Bad debt expense before recoveries increased approximately $67,000 from 1998 to 1999 due to additional allowance reserves at the Cambridge facility on an increased level of older receivables.

The Registrant recorded an approximately $232,000 write-down on an asset held for sale in 2000 for its remaining small Cedarbrook facility.

Administrative and other expenses were $446,464, $387,000, and $468,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Administrative and other expenses increased from 1999 to 2000 due to increased overhead costs on properties held for sale. Administrative and other expenses decreased from 1998 to 1999 due to decreased legal fees.

Interest income was approximately $768,000, $595,000, and $524,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Interest income increased in 2000 and 1999 from 1998 due to additional cash available as a result of sales proceeds, lower debt service requirements and continued positive operating cash flows.

Interest expense was approximately $499,000, $584,000, and $635,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Interest expense decreased in 2000 and 1999 from 1998 due to continuing pay-down of loan principal and the repayment of mortgages upon the sale of facilities.

Amortization was approximately $107,000, $105,000, and $105,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

During 2000, the net loss on sale of properties of approximately $348,000 resulted from a $303,000 gain on the sale of the Cane Creek facility, a $115,000 gain on the sale of a small Cedarbrook facility, and a $766,000 loss on the sale of the Sandybrook facility. During 1999, the gain on disposition of operating property of approximately $772,000 resulted from the sale of the Cedarbrook facility.

During 1999, other income of approximately $42,000 resulted from a distribution from Rebound, Inc. (a subsidiary of HealthSouth Corporation).

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Operations of the Registrant's Properties

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth), currently leases the Crenshaw Creek property and a house affiliated with the remaining Cedarbrook facility pursuant to a master lease with the Registrant.

Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994, the Cedarbrook facility in 1997, and the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis.

Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. One of the two small facilities on the Cedarbrook campus is still owned by the Registrant as of December 31, 2000. On January 11, 2000, the Cane Creek facility was sold to a subsidiary of
HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. On August 4, 2000, the Sandybrook facility was sold for $2,025,000 resulting in a loss of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs. HealthSouth still leases and maintains the Crenshaw Creek facility. The Crenshaw Creek facility was closed in May 2000.

Two recourse loans relating to Cedarbrook and Cane Creek, were due in January 1996 in the aggregate amount of approximately $2,400,000. Both of these notes were callable by the lenders at any time between January 1, 1993 and November 30, 1995; however, the lenders agreed not to exercise their call rights prior to maturity on January 31, 1996 as long as the Partnership remained in compliance with the loan agreements. On March 21, 1997, one of the lenders agreed not to exercise its call right until June 30, 1997. The Registrant paid off this loan upon the sale of the Cedarbrook facility in 1999. The lender of the other loan verbally agreed to extend the maturity date of its note to December 1, 2001, pending completion of final loan documents. This loan subsequently was paid off upon the sale of the Cane Creek facility in January 2000.

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

Hearthstone, Trinity Hills and  McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. The Hearthstone lessee has notified the Registrant that it does not currently intend to extend or renew the lease and the Registrant has negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001. The current lessee will continue to lease the facility through April 30, 2001. The Hearthstone lessee remains current in their lease obligations to the Registrant. The Trinity Hills lease expired on June 30, 2000, however, the lessee continues to lease the facility. The Trinity Hills lessee is current on their minimum lease obligations, but is delinquent on three rent participation payments to the Registrant. This lessee is attempting to obtain bankruptcy court approval to approve a renewal of their lease. There is no guarantee that this will occur. The lessee of the McCurdy facility has defaulted on its minimum lease payments as of January 2001. The Registrant is working with the current lessee to stabilize its census, but is also evaluating its alternatives.

On January 18, 2000 and February 2, 2000, the parent companies of the lessees of the Hearthstone and Trinity Hills facilities, respectively, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Lease payments, including contingent rentals received, aggregated $798,432 related to these properties in 2000.

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

See the attached Consolidated Financial Statements with Independent Auditors' Reports thereon.

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

On June 10, 1998, the sole owner of stock of the General Partner, CRG, sold all of its shares of Capital common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the financing is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and CRG is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CRG. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229.

Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation (CSLC), manages the Registrant.

As of December 31, 2000 the officers and directors of Capital, the General Partner, were:

              Name                               Position
              ----                               --------
        Robert L. Lankford          President, Retirement Associates, Inc., sole
                                    stockholder of CRGSH, the General Partner

        Wayne R. Miller, Esq.       Secretary, Retirement Associates, Inc.



Robert L. Lankford

Robert L. Lankford, age 46, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CRG. From 1997 to the present, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which currently accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 51, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of the law firm of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of the law firm of Wayne R. Miller P.C.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of CSL or beneficial owner of more than 10 percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 2000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Capital Senior Living Properties, Inc., owned by Capital Senior Living Corporation, an SEC registrant and an affiliate of CSL, and until June 10, 1998, an affiliate of Capital, owns 56.8 percent of outstanding Units of the Registrant as of March 1, 2001. Otherwise, no other person or group owns more than 5 percent of the Registrant as of March 1, 2001.

No partners, officers or directors of the General Partner directly own any Units at March 1, 2001. However, Messrs. Beck and Stroud and their affiliates own a substantial interest (approximately 50 percent) in Capital Senior Living Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of the Registrant's profits and losses.

The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in the Registrant's Partnership Agreement, for their services rendered to the Registrant in connection with the selection and purchase of any property by the Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of the Registrant's properties may not exceed the lesser of: (a) 2 percent of the gross proceeds of the Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 2000, 1999 and 1998 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2 percent of the price of additional properties payable from Net Sale or Refinancing Proceeds utilized solely for the acquisition. No such fees were paid in 2000, 1999, or 1998.

The Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6 percent of the costs of any newly constructed property that is acquired by the Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such the Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 2000, 1999 or 1998 in connection with such services

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing of a the Registrant property, a mortgage placement fee equal to the lesser of: (a) 2 percent of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. No such fees were paid in 2000, 1999 or 1998.

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a the Registrant property, and shall be entitled to receive the lessor of: (a) 3 percent of the sale price of the Registrant's property, or (b) an amount not to exceed 50 percent of the standard real estate commission. Amounts earned by the General Partner in 2000 for its efforts in the sale of Cane Creek, Sandybrook and the small Cedarbrook facility were $142,967. Amounts earned by the General Partner in 1999 for the sale of Cedarbrook were $84,750. No such fees were paid in 1998.

Since most of the Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its former affiliates received 1 percent of the monthly gross rental or operating revenues, totaling approximately $97,000, $96,000, and $88,000 in 2000, 1999, and 1998, respectively. Property management fees paid to the General Partner or to its managing agent, CSL, were approximately $396,000, $370,000, and $315,000 in 2000, 1999,and 1998, respectively. Asset management fees paid to the General Partner or to its managing agent, CSL, were
approximately  $80,000,   $468,000,  and  $543,000  in  2000,  1999,  and  1998,
respectively.

The General Partner may be reimbursed for its direct expenses relating to administration of the Registrant. The General Partner, its affiliates or its managing agent, CSL, received approximately $160,000, $170,000, and $149,000 of reimbursements for such out-of-pocket expenses in 2000, 1999, and 1998, respectively. In addition, the General Partner, its affiliates or its managing agent, CSL, received approximately $3,130,000, $3,126,000, and $3,074,000 for salary and benefit reimbursements.

In addition, a significant stockholder of Capital Senior Living Corporation is chairman of the board and principal stockholder of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following documents were filed as part of this report:

o        Report of Independent Auditors of Ernst & Young  LLP

o        Independent Auditors'  Report of KPMG LLP

o        Consolidated  Balance Sheets  -December 31, 2000 and 1999;

o        Consolidated  Statements  of Income - Three  years ended  December  31,
         2000;

o Consolidated Statements of Partnership Equity - Three years ended December 31, 2000;

o        Consolidated  Statements of Cash Flows - Three years ended December 31,
         2000; and

o        Notes to Consolidated Financial Statements.

Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The list of exhibits is incorporated herein by reference to the exhibit index on page 21 of this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

    HEALTHCARE PROPERTIES, L.P.


         By:  Capital Realty Group Senior Housing, Inc.,
              General Partner


         By:  /s/ Robert L. Lankford
            ----------------------------
            Robert L. Lankford, President
            March 28, 2001

                                  EXHIBIT INDEX


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

* Filed herewith

CONSOLIDATED FINANCIAL STATEMENTS
HealthCare Properties, L.P. and Subsidiaries
Years ended December 31, 2000, 1999, and 1998

                  HealthCare Properties, L.P. and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2000, 1999, and 1998

                                    Contents


Report of Ernst & Young LLP, Independent Auditors............................  1
Independent Auditors' Report of KPMG LLP.....................................  2

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................  3
Consolidated Statements of Income............................................  4
Consolidated Statements of Partnership Equity................................  5
Consolidated Statements of Cash Flows........................................  6
Notes to Consolidated Financial Statements...................................  7

                         Report of Independent Auditors

The Partners
HealthCare Properties, L.P.:

We have  audited  the  accompanying  consolidated  balance  sheet of  HealthCare
Properties, L.P. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, partnership equity, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthCare Properties, L.P. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                                  Ernst & Young LLP

Dallas, Texas
February 9, 2001,
except for Note 2, as to which the date is February 12, 2001

                          Independent Auditors' Report

The Partners
HealthCare Properties, L.P.:

We have audited the accompanying consolidated balance sheet of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1999, and the related consolidated statements of income, partnership equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    KPMG LLP

February  4, 2000,
except as to the third paragraph of
Note 13 which is as of
March 1, 2000

                             HealthCare Properties, L.P. and Subsidiaries

                                    Consolidated Balance Sheets


                                                                                    December 31
                                                                              2000               1999
                                                                       --------------------------------------

Assets (Note 2)
Cash and cash equivalents                                                $     13,514,255   $     13,723,936
Accounts receivable, less allowance for doubtful accounts of $798,737
   in 2000 and $1,210,170 in 1999                                                 753,814          1,620,943
Prepaid expenses                                                                   15,200                305
Assets held for sale                                                            4,462,527          9,549,086
Property and improvements, net (Notes 3, 4, and 5)                              6,451,238          6,956,615
Deferred charges, less accumulated amortization of $858,281 in 2000
   and $989,098 in 1999                                                            97,326            204,367
                                                                       --------------------------------------
Total assets                                                             $     25,294,360   $     32,055,252
                                                                       ======================================


Liabilities and Partnership Equity
Accounts payable and accrued expenses                                    $        564,449   $        454,772
Operating facility accounts payable                                               148,313            137,777
Mortgage loans payable (Note 4)                                                 4,772,795          5,173,281
                                                                       --------------------------------------
Total liabilities                                                               5,485,557          5,765,830
Partnership equity:
   Limited partners (4,148,325 units at December 31, 2000 and 1999)            19,748,775         26,189,763
   General partner                                                                 60,028             99,659
                                                                       --------------------------------------
Total partnership equity                                                       19,808,803         26,289,422
                                                                       --------------------------------------
Total liabilities and partnership equity                                 $     25,294,360   $     32,055,252
                                                                       ======================================


See accompanying notes.

                          HealthCare Properties, L.P. and Subsidiaries

                               Consolidated Statements of Income

                                                                     Year ended December 31
                                                            2000              1999              1998
                                                    ---------------------------------------------------------

Revenues:
   Resident and health care revenue                    $     5,663,026    $    5,196,080   $     4,505,972
   Rental and lease income (Note 5)                          4,083,925         4,303,739         4,281,603
                                                    ---------------------------------------------------------
                                                             9,746,951         9,499,819         8,787,575
                                                    ---------------------------------------------------------

Expenses:
   Facility operating expenses                               4,862,317         4,700,597         4,447,809
   Depreciation                                                532,949         1,144,939         1,306,736
   Fees to related parties (Note 6)                            837,912         1,104,000         1,094,957
   Bad debt expense, net of recoveries of
     $-0- in 2000, $700,000 in 1999, and
     $-0- in 1998                                                    -          (248,484)          385,000
   Write-down of asset held for sale to net
     realizable value                                          232,490                 -                 -
   Administrative and other                                    446,463           386,943           467,610
                                                    ---------------------------------------------------------
                                                             6,912,131         7,087,995         7,702,112
                                                    ---------------------------------------------------------
Income from operations                                       2,834,820         2,411,824         1,085,463

Other income (expense):
   Interest income                                             767,806           594,715           524,180
   Interest expense                                           (498,416)         (584,204)         (635,083)
   Amortization                                               (107,041)         (105,132)         (105,135)
   (Loss) gain on sale of properties, net
     (Note 3)                                                 (347,896)          772,286                 -
   Other                                                         2,608            41,909             5,000
                                                    ---------------------------------------------------------
                                                              (182,939)          719,574          (211,038)
                                                    ---------------------------------------------------------
Net income                                             $     2,651,881    $    3,131,398   $       874,425
                                                    =========================================================

Allocation of net income:
   Limiated partners                                   $     2,595,512    $    3,084,216   $       856,936
   General partner                                              56,369            47,182            17,489
                                                    ---------------------------------------------------------
                                                       $     2,651,881    $    3,131,398   $       874,425
                                                    =========================================================

Basic per limited partnership unit
   calculations:
     Net income                                        $          .63     $         .74    $          .21
                                                    =========================================================
     Distributions                                     $        (2.18)    $        (.67)   $             -
                                                    =========================================================
Weighted average number of units                             4,148,325         4,148,325         4,153,835
                                                    =========================================================


See accompanying notes.

                              HealthCare Properties, L.P. and Subsidiaries

                             Consolidated Statements of Partnership Equity



                                                      Limited              General
                                                      Partners             Partner             Total
                                                -------------------------------------------------------------

Equity at January 1, 1998                         $     25,156,971     $       34,988     $    25,191,959
   Net income                                              856,936             17,489             874,425
   Repurchase of 24,132 limited partner units
     subsequently canceled                                (144,791)                 -            (144,791)
                                                -------------------------------------------------------------
Equity at December 31, 1998                             25,869,116             52,477          25,921,593
   Net income                                            3,084,216             47,182           3,131,398
   Distributions                                        (2,763,569)                 -          (2,763,569)
                                                -------------------------------------------------------------
Equity at December 31, 1999                             26,189,763             99,659          26,289,422
   Net income                                            2,595,512             56,369           2,651,881
   Distributions                                        (9,036,500)           (96,000)         (9,132,500)
                                                -------------------------------------------------------------
Equity at December 31, 2000                       $     19,748,775     $       60,028     $    19,808,803
                                                =============================================================



See accompanying notes.

                               HealthCare Properties, L.P. and Subsidiaries

                                 Consolidated Statements of Cash Flows


                                                                           Year ended December 31
                                                                  2000              1999              1998
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

Operating Activities

Net income                                                   $     2,651,881    $   3,131,398    $       874,425
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Write-down of asset held for sale to net
       realizable value                                              232,490                -                  -
     Depreciation and amortization                                   639,990        1,250,071          1,411,871
     Bad debt expense, net of recoveries                                   -         (248,484)           385,000
     Loss (gain) on sale of properties                               347,896         (772,286)                 -
     Changes in operating assets and liabilities:
       Accounts receivable                                           867,129         (529,127)          (428,303)
       Prepaid expenses                                              (14,895)          36,300             13,616
       Accounts payable and accrued expenses                         120,213         (116,160)          (223,754)
                                                           --------------------------------------------------------
Net cash provided by operating activities                          4,844,704        2,751,712          2,032,855

Investing Activities
Purchase of property and improvements                                (27,572)         (20,191)           (80,940)
Proceeds from sales of properties                                  4,506,173        2,739,954                  -
                                                           --------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                      4,478,601        2,719,763            (80,940)

Financing Activities
Payments on mortgage loans payable                                  (400,486)        (955,375)          (548,775)
Distributions to partners                                         (9,132,500)      (2,763,569)                 -
Increase in deferred charges                                               -                -             (9,062)
Repurchase of limited partner units                                        -                -           (144,791)
                                                           --------------------------------------------------------
Net cash used in financing activities                             (9,532,986)      (3,718,944)          (702,628)
                                                           --------------------------------------------------------

Net (decrease) increase in cash and cash
   equivalents                                                      (209,681)       1,752,531          1,249,287
Cash and cash equivalents at beginning of year                    13,723,936       11,971,405         10,722,118
                                                           --------------------------------------------------------
Cash and cash equivalents at end of year                     $    13,514,255    $  13,723,936    $    11,971,405
                                                           ========================================================

Supplemental Disclosures
Cash paid for interest                                       $       495,876    $     579,261    $       635,083
                                                           ========================================================


See accompanying notes.

                  HealthCare Properties, L.P. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. General

HealthCare Properties, L.P. (HCP or the Partnership) is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc.
(CRG) is the sole general partner of the Partnership. Effective February 1, 1995, Capital Senior Living, Inc. (CSL), a wholly owned subsidiary of Capital Senior Living Corporation (CSLC), and an affiliate of CRG until June 10, 1998, became the managing agent for the Partnership, replacing CRG.

Capital Senior Living Properties (CSLP), a wholly owned subsidiary of CSLC, owned approximately 57% of the Partnership's limited partner units at December 31, 2000, 1999, and 1998. As a result, HCP is consolidated into the financial statements of CSLC. CSLC is subject to the reporting obligations of the Securities and Exchange Commission.

The consolidated financial statements for the years ended December 31, 2000, 1999, and 1998, include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which operates the Partnership's Cambridge Nursing Home, located in Cambridge, Massachusetts. All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2000, the Partnership leased four of its five properties to unaffiliated operators on a triple net basis. At December 31, 1999, the Partnership leased six of its seven properties on a triple net basis. At December 31, 1998, the Partnership leased seven of its eight properties to unaffiliated operators on a triple net basis.

2. Summary of Significant Accounting Policies

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

                  HealthCare Properties, L.P. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

At December 31, 1999, the Partnership recorded a receivable for $700,000 related to receivables due from a former lessee that were previously written off in connection with the Partnership's Cambridge property. This amount was received during 2000.

Property and improvements are stated at cost. Depreciation is calculated over the estimated useful service lives of the assets using declining-balance and straight-line methods. The estimated useful lives are as follows: buildings and improvements, 25 to 31 years; and furniture, fixtures and equipment, 5 to 10 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value is based on either the expected future cash flows discounted at a rate which varies based on associated risk or an independent third-party appraisal. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During 1999, the Partnership reclassified four of its properties to assets held for sale. Three of the properties had been leased to Rebound Inc., a subsidiary of HealthSouth Corporation (HealthSouth), under a master lease agreement. Two of the three properties were closed by the lessee prior to February 28, 1997. Effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Partnership. The assets of one of the three communities, with the exception of two houses, were sold during 1999. The assets of the two remaining communities and one of the houses were sold during 2000. At December 31, 2000, assets held for sale includes the one house leased to HealthSouth and one other property not leased to HealthSouth. During 2000, the Partnership recorded a write-down on the remaining house of $232,490 due to a reduction in estimated net realizable value. The Partnership estimates the properties held for sale have an aggregate fair value, net of costs of disposal, of $4,462,527 and $9,549,086 at December 31, 2000 and 1999, respectively. The amount the Partnership will ultimately realize could differ materially from this estimate.

Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs are being amortized using the straight-line method over the lives of the related leases or mortgage loans.

                  HealthCare Properties, L.P. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

The consolidated financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 2000, 1999, or 1998. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 2000, 1999, or 1998.

Resident and health care revenue is reported at the estimated net realizable amounts due from residents, third-party payors (including the Medicare and Medicaid programs), and others in the period for which services are provided. Revenue under third-party payor agreements is subject to audit and, in certain cases, retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered.
Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. Final settlement has been made by the Medicare fiscal intermediary with respect to the Cambridge property for all years through December 31, 1998. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis, (ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment, as defined, (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference, and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited

                  HealthCare Properties, L.P. and Subsidiaries
partners  have  received  an  annual  preferential  distribution,   as  defined.
Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner.

For the year ended December 31, 2000, the gain on sale of the Cane Creek property and the Cedarbrook house (see Note 3) was allocated 100% to the limited partners. The loss on the sale of the Sandybrook property was allocated according to the balance on the partners' capital accounts at the date of sale, resulting in 99.5% of the loss being allocated to the limited partners and 0.5% to the general partner. The remaining 2000 net income was allocated 98% to the limited partners and 2% to the general partner. The Partnership made a $9,036,500 and $96,000 distribution to the limited partners and general partner, respectively, in 2000.

On February 13, 2001, the Partnership distributed $5,000,000 to its partners from excess operating cash.

For the year ended December 31, 1999, the gain on sale of the Cedarbrook main campus facility (see Note 3) was allocated 100% to the limited partners. The remaining 1999 net income was allocated 98% to the limited partners and 2% to the general partner. The Partnership made a $2,763,569 distribution to the limited partners in 1999, and no distribution in 1998.

The  Partnership  evaluates  the  performance  and  allocates  resources  of its properties based on current operations and market assessments on a property-by-property basis. The Partnership does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  HealthCare Properties, L.P. and Subsidiaries

3. Property and Improvements

Property and improvements consist of:


                                                                                 December 31
                                                                          2000                 1999
                                                                   -------------------- --------------------
                                                                   -------------------- --------------------

Land                                                                 $     1,677,310      $     1,677,310
Buildings and improvements                                                13,270,191           13,159,416
Furniture, fixtures, and equipment                                           942,365            1,025,568
                                                                   -------------------- --------------------
                                                                          15,889,866           15,862,294
Less allowance for reduction in carrying value of
  operating property                                                       2,185,381            2,185,381
                                                                   -------------------- --------------------
                                                                          13,704,485           13,676,913
Less accumulated depreciation                                              7,253,247            6,720,298
                                                                   -------------------- --------------------
                                                                     $     6,451,238      $     6,956,615
                                                                   ==================== ====================



During 2000, the Partnership sold the Cane Creek, Sandybrook, and one of the Cedarbrook houses for total proceeds of $4,506,173, net of sales commissions, which resulted in a net loss on sales of $347,896. These facilities had been classified as assets held for sale as of December 31, 1999. Rental revenue associated with these properties was $1,794,000 in 2000. Rental revenue and net income associated with these properties were $2,749,392 and $1,079,406, respectively, in 1999.

On September 20, 1999, the Partnership sold the Cedarbrook main campus facility for $2,739,954, net of sales commissions, which resulted in a $772,286 gain on the sale.

                  HealthCare Properties, L.P. and Subsidiaries

The following information is a summary of Partnership additions to and deductions from property and improvements and accumulated depreciation for the years ended December 31, 2000 and 1999. The information presented includes furniture, fixtures, and equipment, which are immaterial to the Partnership.



Property and Improvements                                                 2000                  1999
- ------------------------------------------------------------------ -------------------- ---------------------

Balance at beginning of year                                         $    13,676,913      $    34,122,945
Additions during the year - improvements                                      27,572               20,191
                                                                   -------------------- ---------------------
                                                                   -------------------- ---------------------
                                                                          13,704,485           34,143,136
Deductions during year:
   Cost of property sold                                                           -            3,491,753
   Reclass to assets held for sale                                                 -           16,974,470
                                                                   -------------------- ---------------------
Balance at end of year                                               $    13,704,485      $    13,676,913
                                                                   ==================== =====================

Accumulated depreciation:
   Balance at beginning of year                                      $     6,720,298      $    14,524,828
   Additions                                                                 532,949            1,144,939
   Deductions during year:
     Property sold                                                                 -            1,524,085
     Reclass to assets held for sale                                               -            7,425,384
                                                                   -------------------- ---------------------
Balance at close of year                                             $     7,253,247      $     6,720,298
                                                                   ==================== =====================



                  HealthCare Properties, L.P. and Subsidiaries

3. Property and Improvements (continued)

The following is a summary of information for the individual Partnership properties and the one remaining Cedarbrook house from inception of the Partnership through December 31, 2000. The information presented includes furniture, fixtures, and equipment, which are immaterial to the Partnership.



                                                                  Costs
                                                                capitalized
                                                               subsequent to
                                  Initial cost to partnership   acquisition            Gross amount carried at close of period
                                  ---------------------------  -------------  ------------------------------------------------------
                                                  Buildings                                Buildings
                                                     and                                      and         Valuation
Description                           Land      improvements   Improvements      Land      improvements    allowance       Total
- -----------------------------     ------------  ------------   ------------   -----------  ------------  ------------  -------------
Crenshaw Creek rehab facility
   Lancaster, SC                  $   123,801   $  3,776,199   $    102,732   $   123,801  $  3,878,931  $         --  $   4,002,732

Cambridge nursing home
   Cambridge, MA                      497,470      4,602,530        310,710       497,470     4,913,240    (2,185,381)     3,225,329

Trinity Hills nursing home
   Ft. Worth, TX                      300,000      2,400,000         26,152       300,000     2,426,152            --      2,726,152

Hearthstone nursing home
   Austin, TX                         756,039      2,868,961        116,365       756,039     2,985,326            --      3,741,365

Partnership assets
   Dallas, TX                              --             --          8,907            --         8,907            --          8,907
                                  ------------  ------------  -------------   -----------  ------------  ------------  -------------
Total Properties and
   Improvements                   $ 1,677,310   $ 13,647,690   $    564,866   $ 1,677,310  $ 14,212,556  $ (2,185,381) $  13,704,485
                                  ============  ============  =============   ===========  ============  ============  =============

Cedarbrook remaining
   facilities
   Nashville, TN                  $    159,149  $    690,784   $         --   $   159,149   $   690,784  $         --  $     849,933

McCurdy nursing home
   Evansville, IN                           --     7,100,000         74,064            --     7,174,064            --      7,174,064
                                  ------------  ------------  -------------   -----------  ------------  ------------  -------------
Total Assets Held for Sale        $    159,149  $  7,790,784   $     74,064   $   159,149   $ 7,864,848  $         --  $   8,023,997
                                  ============  ============  =============   ===========  ============  ============  =============

                                                                 (Continued)


                  HealthCare Properties, L.P. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


                                                 Accumulated     Date of         Date        Useful
Description                       Encumbrances  depreciation   construction    acquired       life
- -----------------------------     ------------  ------------   ------------   -----------  ------------
Crenshaw Creek rehab facility
   Lancaster, SC                           --      2,001,516        1988         1988       25-31 years

Cambridge nursing home
   Cambridge, MA                           --      2,239,410        1967         1990       25-31 years

Trinity Hills nursing home
   Ft. Worth, TX                           --      1,445,376        1971         1988       25-31 years

Hearthstone nursing home
   Austin, TX                       1,173,285      1,559,545        1988         1988       25-31 years

Partnership assets
   Dallas, TX                              --          7,400        n/a        1991-1993     5-10 years
                                  ------------  ------------
Total properties and
   improvements                   $ 1,173,285      7,253,247
                                  ============  ============

Cedarbrook remaining
   facilities
   Nashville, TN                            --       549,933        1985         1987       25-31 years

McCurdy nursing home
   Evansville, IN                    3,599,510     3,011,537        1916         1989       25-31 years
                                  ------------  ------------
Total Assets Held for Sale        $  3,599,510     3,561,470
                                  ============  ============


                  HealthCare Properties, L.P. and Subsidiaries

4. Mortgage Loans Payable

Mortgage loans payable consist of the following at December 31:


                                                                              2000               1999
                                                                       ------------------- ------------------

Cane Creek property - note payable to bank                               $             -     $       135,824
Hearthstone property - note payable to life insurance
   company - in default                                                        1,173,285           1,222,415
McCurdy property - note payable to bank                                        3,599,510           3,815,042
                                                                       ------------------- ------------------
Total mortgage loans payable                                             $     4,772,795     $     5,173,281
                                                                       =================== ==================



Mortgage loans payable bear interest ranging from 10.5% to 10.75% at December 31, 2000, and 6.8% to 10.75% at December 31, 1999. These notes are payable in monthly installments of $59,100 at December 31, 2000, and $81,212 at December 31, 1999, including interest. The notes are secured by properties with net book values aggregating $6,344,347 and $8,431,900 at December 31, 2000, and 1999, respectively. The notes range in maturity from 2001 to 2012.

The Partnership is in default on the note payable secured by the Hearthstone property due to the operator of the property, to whom the Partnership leases the property, not making the 2000 or 1999 property tax payments. This mortgage has been reflected as current in the following maturity schedule.

The aggregate maturities of mortgage loans payable at December 31, 2000, are as follows:

2001                                                     $   1,361,563
2002                                                           207,478
2003                                                           228,636
2004                                                           251,952
2005                                                           277,645
2006 and thereafter                                          2,445,521
                                                       ------------------
                                                       ------------------
                                                         $   4,772,795

                                                       ==================

                  HealthCare Properties, L.P. and Subsidiaries

5. Leases

The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms expire in 2001, with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $112,597, $332,411, and $310,275 in 2000, 1999, and 1998, respectively.

Minimum rentals are $2,858,619 for the year 2001, subject to change based on changes in interest rates. There are no minimum rentals thereafter. Property and improvements, less accumulated depreciation attributable to such rentals, amounted to $6,463,743 and $15,354,291 at December 31, 2000 and 1999,
respectively.

One of the Partnership's properties and the remaining Cedarbrook house are subject to a master lease with a single operator, Rebound, Inc. This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 2000 and 1999, no contingent rentals have been accrued on the master lease.

On August 5, 1999, HealthSouth transferred its rights to the Sandybrook and Cedarbrook properties to the Partnership, at which time the Partnership became responsible for insurance and property tax requirements of those facilities. The lessee agreed to pay maintenance and utility expenses for six months from the date of transfer and to continue lease payments for the facilities through the end of the November 30, 2001, lease term. The Sandybrook, Cane Creek, and one house at the Cedarbrook facilities were sold by the Partnership in 2000. The Cedarbrook main campus was sold by the Partnership during 1999.

                  HealthCare Properties, L.P. and Subsidiaries

The following summary consolidated financial data was obtained from the September 30, 2000 Form 10-Q and the December 31, 1999 Form 10-K of HealthSouth (in thousands):


                                                                    September 30,          December 31,
                                                                         2000                  1999
                                                                 --------------------- ---------------------
                                                                     (Unaudited)

Cash                                                               $       166,590       $       129,400
Accounts receivable, net                                                   909,578               898,529
Property and equipment, net                                              2,700,120             2,502,967
Intangible assets, net                                                   2,816,060             2,825,507
Other assets                                                               587,389               475,931
                                                                 --------------------- ---------------------
Total assets                                                       $     7,179,737       $     6,832,334
                                                                 ===================== =====================

Long-term debt                                                     $     3,221,219       $     3,114,648
Other liabilities                                                          555,385               511,324
Stockholders' equity                                                     3,403,133             3,206,362
                                                                 --------------------- ---------------------
Total liabilities and stockholders' equity                         $     7,179,737       $     6,832,334
                                                                 ===================== =====================

                                                                  Nine Months ended         Year ended
                                                                    September 30,          December 31
                                                                         2000                  1999
                                                                 --------------------- ---------------------
                                                                     (Unaudited)

Net revenue                                                        $     3,118,115       $     4,072,107
                                                                 ===================== =====================
Net income                                                         $       201,579       $        76,517
                                                                 ===================== =====================



On January 18, 2000, the lessee of Hearthstone, and on February 2, 2000, the lessee of Trinity Hills, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. These lease agreements expired during 2000 and were not renewed. Rental and lease income decreased $182,915 from these lessees due to reduction in contingent rental. Additionally, the lessee of Hearthstone did not pay property taxes in 1999 and 2000, totaling $203,211, which the Partnership has accrued as of December 31, 2000.

6. Related Party Transactions

Personnel working at the property sites and certain home office personnel who perform services on behalf of HCP are employees of CSL. HCP reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel. In addition, HCP pays fees to the general partner and to CSL. The approximate costs of these arrangements are reflected below:


                                                                         Year ended December 31
                                                            2000                 1999                  1998
                                                     -------------------- -------------------- ---------------------

Salary and benefit reimbursements                      $     3,130,000      $     3,126,000      $     3,074,000
                                                     ==================== ==================== =====================

Asset management fees                                  $        80,000      $       468,000      $       543,000
Property management fees                                       396,000              370,000              315,000
Administrative and other expenses                              265,000              170,000              149,000
General partner management fees                                 97,000               96,000               88,000
                                                     -------------------- -------------------- ---------------------
                                                       $       838,000      $     1,104,000      $     1,095,000
                                                     ==================== ==================== =====================



In connection with the sale of properties during 2000, the general partner was paid fees of $142,967, which are included in administrative and other expenses in the above table.

In connection with the sale of the main Cedarbrook property on September 20, 1999, the general partner was paid fees aggregating $84,750.

A former officer and significant shareholder of CSLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

                  HealthCare Properties, L.P. and Subsidiaries

7. Income Taxes

The reconciliation of financial statement basis partnership equity to federal income tax basis partnership equity is as follows:


                                                                       Year ended December 31
                                                            2000                1999               1998
                                                      ------------------ ------------------- ------------------

Total partnership equity - financial
   statement basis                                    $     19,808,803    $   26,289,422     $     25,921,593
Current year tax basis net earnings over (under)
   financial statement basis                                (1,155,714)          197,634              945,097
Cumulative tax basis net earnings over
   financial statement basis                                 5,931,289         5,733,655            4,788,558
                                                      ------------------ ------------------- ------------------
Total partnership equity - federal income
   tax basis                                          $     24,584,378    $   32,220,711     $     31,655,248
                                                      ================== =================== ==================


Differences between financial statement basis and tax basis amounts primarily relate to different methods for depreciation and bad debt expense.

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

The federal income tax basis of the Partnership's property and improvements at December 31, 2000 and 1999 is $15,938,155 and $22,223,257, respectively.

8. Business and Credit Concentrations

The Partnership's five facilities are located in the southeastern United States, Texas, Indiana, and Massachusetts. The facilities operated by HealthSouth (Note
5) are located in the southeastern United States and accounted for approximately $2,367,000 (24%), $2,367,000 (25%), and $2,367,000 (27%) of Partnership revenues in 2000,  1999, and 1998,  respectively.  One property leased to an unaffiliated operator accounted for approximately $918,000 (9%), $955,000 (l0%) and $1,004,000 (11%) of Partnership revenues in 2000, 1999 and 1998, respectively.

                  HealthCare Properties, L.P. and Subsidiaries

The Partnership also derives revenue from the Medicaid program funded by the State of Massachusetts. The Partnership derived 40% of its revenues in 2000, 33% of its revenues in 1999, and 32% of its revenues in 1998 from the state program in Massachusetts. The Partnership also derived 6% and 11% of its revenues from the Medicare program in 2000 and 1999, respectively.

                  HealthCare Properties, L.P. and Subsidiaries

Receivables due from the Massachusetts state Medicaid program aggregated $608,133 and $712,861 at December 31, 2000 and 1999, respectively.

The Partnership does not require collateral or other security to support financial instruments subject to credit risk.

9. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments presented below:

Cash and Cash Equivalents, Receivables, and Payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Mortgage Loans Payable - The fair value of the Partnership's mortgage loans payable is calculated by discounting scheduled cash flows through maturity using discount rates that are currently available to the Partnership on other borrowings with similar risk and maturities. Issuance costs and other expenses that would be incurred in an actual borrowing are not reflected in this amount.

                                             Carrying             Fair
                                               Value             Value
                                        ------------------ -----------------

Mortgage loans payable                   $    4,772,795     $    4,249,744
                                        ================== =================

                  HealthCare Properties, L.P. and Subsidiaries

10. Condensed Operating Results for Subsidiary

Operating results for the Partnership's subsidiary, Cambridge LLC, follow:


                                                            2000                 1999                  1998
                                                     -------------------- -------------------- ---------------------
                                                     -------------------- -------------------- ---------------------

Net patient service revenue                            $     5,663,026      $     5,154,045      $     4,505,972

Facility operating expenses                                  4,862,317            4,700,597            4,447,809
Depreciation                                                    19,546              218,029              214,223
Fees to affiliates                                             453,014              427,293              370,030
Bad debt expense, net of recoveries of $0 in 2000,
   $700,000 in 1999, and $0 in 1998                                  -             (248,484)             385,000
                                                     -------------------- -------------------- ---------------------
                                                             5,334,877            5,097,435            5,417,062
                                                     -------------------- -------------------- ---------------------
Income (loss) from operations                          $       328,149      $        56,610      $      (911,090)
                                                     ==================== ==================== =====================




11. Selected Quarterly Financial Data (Unaudited)

                                                                          Fiscal 2000 Quarters
                                                   -------------------------------------------------------------------
                                                           First           Second            Third         Fourth (a)
                                                   -------------------------------------------------------------------

Revenues                                               $2,428,494        $2,445,155      $ 2,425,045      $ 2,448,257
Net income                                              1,051,539           897,130          229,220          473,992
Basic earnings per limited partnership unit                   .25               .21              .05              .12


                                                                          Fiscal 1999 Quarters
                                                   -------------------------------------------------------------------
                                                        First         Second (b)          Third         Fourth (c)
                                                   ---------------- ---------------- ---------------- ----------------

Revenues                                               $ 2,308,278       $2,472,418      $ 2,327,749      $ 2,391,374
Net income                                                 368,122          610,424        1,148,263        1,004,589
Basic earnings per limited partnership unit                    .09              .14              .27              .24



(a) During the fourth quarter 2000, the Partnership recorded a write-down on an asset held for sale of $232,490 due to a reduction in estimated net realizable value.

(b) Due to an error in calculation, the Partnership reported basic earnings per limited partnership unit of $.15 on its Form 10-Q for the second fiscal quarter of fiscal 1999.

                  HealthCare Properties, L.P. and Subsidiaries

(c) In the fourth quarter of fiscal 1999, the Partnership revised its estimate of the allowance for doubtful accounts by approximately $345,000 to address potentially uncollectible accounts at its Cambridge family.

Quarterly operating results are not necessarily representative of operations for a full year.
22