Form 10-Q
period 2001-03-31
HEALTHCARE PROPERTIES L P
filed 2001-05-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    YES   x    NO
                                                  -----     -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31, 2001         DECEMBER 31, 2000
                                                                            --------------         -----------------
                                                                              (UNAUDITED)               AUDITED
                                                                              -----------               -------
ASSETS
------
Cash and cash equivalents                                                  $      9,140,969        $     13,514,255

Accounts receivable, less allowance for doubtful
  accounts of $974,837 in 2001 and $798,737 in 2000                                 623,161                 753,814

Prepaid expenses and other                                                              432                  15,200

Assets held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         4,462,527               4,462,527

Property and improvements, net                                                    6,337,912               6,451,238

Deferred charges, less accumulated amortization
  of $876,097 in 2001 and $858,281 in 2000                                           79,510                  97,326
                                                                           ----------------        ----------------

          Total assets                                                     $     20,644,511        $     25,294,360
                                                                           ================        ================

LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

Accounts payable and accrued expenses                                       $       496,985        $        564,449

Operating facility accounts payable                                                  72,452                 148,313

Mortgage loans payable                                                            4,729,545               4,772,795
                                                                            ---------------        ----------------

                                                                                  5,298,982               5,485,557
                                                                            ---------------        ----------------

Partnership equity (deficit):
  Limited partners (4,148,325 units outstanding in 2001
    and 2000)                                                                    15,374,767              19,748,775
  General partner                                                                   (29,238)                 60,028
                                                                            ----------------       ----------------
                                                                                 15,345,529              19,808,803
                                                                            ---------------        ----------------

          Total liabilities and partnership equity                          $    20,644,511        $     25,294,360
                                                                            ===============        ================

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                          MARCH 31, 2001               MARCH 31, 2000
                                                                          --------------               --------------
Revenues:
   Rental                                                                $     1,030,902              $       992,832
   Net patient services                                                        1,453,239                    1,435,662
                                                                         ---------------              ---------------
                                                                               2,484,141                    2,428,494
                                                                         ---------------              ---------------
Expenses:
   Facility operating expenses                                                 1,310,244                    1,226,883
   Depreciation                                                                  133,826                      133,168
   Administrative and other                                                      247,653                      326,363
   Bad debts                                                                     244,623                       15,000
                                                                         ---------------              ---------------
                                                                               1,936,346                    1,701,414
                                                                         ---------------              ---------------
       Income from operations                                                    547,795                      727,080
                                                                         ---------------              ---------------
Other income (expenses):
   Gain on disposition of property                                                     0                      302,787
   Interest income                                                               125,532                      188,180
   Interest expense                                                             (118,785)                    (132,189)
   Amortization                                                                  (17,816)                     (34,319)
                                                                         ---------------              ---------------
                                                                                 (11,069)                     324,459
                                                                         ----------------             ---------------

           Net income                                                    $       536,726              $     1,051,539
                                                                         ===============              ===============

Allocation of net income
   Limited partner                                                       $       525,992              $     1,036,564
   General partner                                                                10,734                       14,975
                                                                         ---------------              ---------------
                                                                         $       536,726              $     1,051,539
                                                                          ==============              ===============

Basic per limited partnership unit calculations:
   Net income                                                            $           .13              $           .25
                                                                          ==============              ===============
   Distributions                                                         $          1.18              $             0
                                                                          ==============              ===============

WEIGHTED AVERAGE NUMBER OF UNITS                                               4,148,325                    4,148,325
                                                                          ==============              ===============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)

                                                       LIMITED              GENERAL
                                                       PARTNERS             PARTNERS              TOTAL
                                                       --------             --------              -----
EQUITY at
   December 31, 2000                               $   19,748,775      $     60,028         $   19,808,803

Distributions                                          (4,900,000)         (100,000)            (5,000,000)

Net Income - Unaudited                                    525,992            10,734                536,726
                                                   --------------      ------------         --------------

EQUITY (DEFICIT) at
   March 31, 2001 - Unaudited                      $   15,374,767      $    (29,238)        $   15,345,529
                                                   ==============      =============        ==============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31, 2001             MARCH 31, 2000
                                                                                 --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $     536,726              $   1,051,539
   Adjustments to reconcile net income to
     net cash provided by operating activities:
             Bad debts                                                                  244,623                     15,000
             Depreciation and amortization                                              151,642                    167,487
             Gain on disposition of property, net                                             0                   (302,787)
             Changes in assets and liabilities:
                   Accounts receivable                                                 (113,970)                   882,506
                   Prepaid expenses                                                      14,768                    (54,228)
                   Accounts payable and accrued expenses                               (143,325)                     3,064
                                                                                  --------------             -------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                                690,464                  1,762,581
                                                                                  -------------              -------------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                  Proceeds from sale of property                                              0                  2,279,225
                  Purchases of property and improvement                                 (20,500)                    (2,300)
                                                                                  --------------             -------------
                    NET CASH (USED IN) PROVIDED BY
                    INVESTING ACTIVITIES                                                (20,500)                 2,276,925
                                                                                  --------------             -------------
            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Distributions to partners                                          (5,000,000)                         0
                  Payments on mortgage loans payable                                    (43,250)                  (186,185)
                                                                                  --------------             --------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                             (5,043,250)                  (186,185)
                                                                                  --------------             --------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                                 (4,373,286)                 3,853,321

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               13,514,255                 13,723,936
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $   9,140,969              $  17,577,257
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $      89,785              $     132,189
                                                                                  =============              =============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)

A.       ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2000.

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

The Financial Accounting Standards Board issued Statement 133; ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Partnership's minimal use of derivatives, the adoption of FAS 133 by the Partnership in the first quarter of fiscal 2001 did not have a material effect on the Partnership's earnings or financial position.

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

                                                THREE MONTHS ENDED
                                       MARCH 31, 2001         MARCH 31, 2000
                                       --------------         --------------
Salary and benefit reimbursements      $      952,503          $      842,597
Administrative reimbursements                  49,329                  45,592
Asset management fees                               0                  61,452
Property management fees                      101,727                 100,314
General partner fees                           22,545                  24,196
                                       --------------          --------------
                                       $    1,126,104          $    1,074,151
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

On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates"). Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

C.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 2001, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 2001, seven of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with two properties secured by debt and three properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the status of the remaining triple net leases to third party operators is as follows: the McCurdy and Crenshaw Creek facility expire on November 2001, and the Hearthstone facility lease expires on May 2006. The Trinity Hills lease expired in June of 2000 with the lessee continuing to lease the property on a month-to-month basis. These leases are subject to renewal options. As of March 31, 2001, a remaining Cedarbrook facility and the McCurdy facility are classified as assets held for sale.

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

As of March 31, 2001, Registrant had cash and cash equivalents aggregating $9,140,969. The cash and cash equivalents will be used for working capital and emergency reserves.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net leases, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. Cash distributions of $5,000,000 and $0 were made for the first quarters ending March 31, 2001 and 2000 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

RESULTS OF OPERATIONS

DISCUSSION OF THREE MONTHS ENDING MARCH 31, 2001

Rental revenues for the three months ended March 31, 2001 increased $38,070 from the comparable three months ended March 31, 2000, due to increased revenue participation from leased facilities. Net patient services for the three months ended March 31, 2001 increased $17,577 from the three months ended March 31, 2000 primarily due to increased occupancy at the Cambridge facility. Interest income for the three months ended March 31, 2001 decreased $62,648 from the three months ended March 31, 2000 and was primarily due to decreasing cash available for investment. A gain of $302,787 was recognized for the three months ended March 31, 2000 due to the sale of the Cane Creek facility.

Facility operating expenses for the three months ended March 31, 2001 increased by $83,361 from the comparable 2000 period primarily due to increased nursing salary cost at the Cambridge facility. Depreciation for the three months ended March 31, 2001, slightly increased $658 from the comparable 2000 period. . Administrative expenses decreased $78,710 for the three months ended March 31, 2001 in comparison to 2000 due to decreased professional fees, asset management fees and maintenance costs on held for sale properties. Bad debt expense increased $229,623 for the three months ended March 31, 2001 in comparison to the 2000 period due to non-collection of rent on the McCurdy lease. Interest expense for the three months ended March 31, 2001 decreased by $13,404 from the comparable 2000 period, and is due to the sale of the Cane Creek facility and retirement of the related mortgage. Amortization expense for the three months ended March 31, 2001 decreased $16,503 from the comparable 2000 period, and is due to the write-off of certain deferred charges upon the sale of the Cane Creek and Sandybrook facilities.

Cash and cash equivalents as of March 31, 2001 decreased by $4,373,286 from the balance at December 31, 2000. Cash flows decreased by $8,226,607 for the three months ending March 31, 2001 in comparison to the three months ending March 31, 2001 primarily due to cash proceeds from the sale of the Cane Creek facility in 2000, collection of a $700,000 bad-debt recovery administrative claim approved by the United States Bankruptcy Court related to the Cambridge facility and the bankruptcy proceedings of the former lessee of that facility in 2000, and a $5,000,000 cash distribution in 2001. Net accounts receivable of $623,161 at March 31, 2001 reflected a decrease of $130,653 from the balance at December 31, 2000 and is due to increased allowance for doubtful accounts on lease receivables for the McCurdy facility. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $143,325 at March 31, 2001, from the balance at December 31, 2000 primarily due to paid real estate taxes on the Hearthstone facility.

Following is a brief discussion of the status of Registrant's properties:

CEDARBROOK, CANE CREEK, CRENSHAW CREEK AND SANDYBROOK FACILITIES

Rebound, Inc. a subsidiary of HealthSouth Corporation, originally leased four properties: Cedarbrook (a main campus with two houses not adjacent on the campus), Crenshaw Creek, Cane Creek and Sandybrook.

Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994, the Cedarbrook facility in 1997, and the Crenshaw Creek facility in May 2000. HealthSouth continues to make full lease payments under the terms of the master lease on a timely basis.

HealthSouth Corporation currently leases the Crenshaw Creek property and a house affiliated with the remaining Cedarbrook facility pursuant to a master lease with the Registrant. The master lease expires on November 2001.

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

HEARTHSTONE, TRINITY HILLS, AND MCCURDY FACILITIES

The Hearthstone lease expired on November 7, 2000. The parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. The Hearthstone lessee has notified the Registrant that it does not currently intend to extend or renew the lease and the Registrant has negotiated with an unaffiliated operator to take over the lease effective May 1, 2001. The Hearthstone lessee did not pay their April rent to Registrant. The Trinity Hills lease expired on June 30, 2000, however, the lessee continues to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee of the Trinity Hills facility, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection will disrupt future payments of lease obligations. The Trinity Hills lessee is current on their minimum lease obligations, but is delinquent on three rent participation payments to the Registrant. The lessee is attempting to obtain bankruptcy court approval to approve a renewal of their lease. There is no guarantee that this will occur. Registrant is exploring its options regarding this property , including finding a new lessee or selling the property. The lessee of the McCurdy facility has defaulted on its minimum lease payments as of January 2001. The Registrant is working with the current lessee to stabilize its census, but is also evaluating its alternatives.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (A)    Exhibit:

                  None

(B)      Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner

By:      /s/ Robert Lankford
         --------------------------
         Robert Lankford
         President

Date:    May 14, 2001