Form 10-Q
period 2001-06-30
HEALTHCARE PROPERTIES L P
filed 2001-08-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    (X)              QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


              14160 Dallas Parkway, Suite 300, Dallas, Texas 75254
                     (Address of principal executive office)


                                 (972) 770-5600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.    YES   x     NO
                                                          ------     -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS


                                                                             June 30, 2001         December 31, 2000
                                                                              (Unaudited)               Audited
                                                      ASSETS


Cash and cash equivalents                                                  $      9,736,626        $     13,514,255

Accounts receivable, less allowance for doubtful
  accounts of $1,213,636 in 2001 and $798,737 in 2000                               528,396                 753,814

Prepaid expenses and other                                                                -                  15,200

Assets held for sale, at the lower of carrying value or                           4,462,527               4,462,527
  fair value less estimated costs to sell

Property and improvements, net                                                    6,203,744               6,451,238

Deferred charges, less accumulated amortization
  of $892,374 in 2001 and $858,281 in 2000                                          228,232                  97,326
                                                                           ----------------        ----------------


                                                                           $     21,159,525        $     25,294,360
                                                                           ================        ================


                       LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                       $       559,179        $        564,449

Operating facility accounts payable                                                  36,982                 148,313

Security deposits                                                                    66,705                       -

Mortgage loans payable                                                            4,716,063               4,772,795
                                                                            ---------------        ----------------

                                                                                  5,378,929               5,485,557
                                                                            ---------------        ----------------

Partnership equity (deficit):
  Limited partners (4,148,325 units outstanding in 2001 and 2000)
                                                                                 15,801,132              19,748,775
  General partner                                                                   (20,536)                 60,028
                                                                            ----------------       ----------------
                                                                                 15,780,596              19,808,803
                                                                            ---------------        ----------------

                                                                            $    21,159,525        $     25,294,360
                                                                            ===============        ================

                       See notes to financial statements



                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three months ended,         Three months ended,
                                                                      June 30, 2001                June 30, 2000
                                                                      -------------                -------------
Revenues:
   Rental                                                             $     1,105,851              $     1,029,476
   Net patient services                                                     1,395,617                    1,415,679
                                                                      ---------------              ---------------
                                                                            2,501,468                    2,445,155
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              1,329,735                    1,207,606
   Depreciation                                                               134,168                      133,178
   Administrative and other                                                   266,716                      278,968
   Bad debts                                                                  272,836                       15,000
                                                                      ---------------              ---------------
                                                                            2,003,455                    1,634,752
                                                                      ---------------              ---------------
       Income from operations                                                 498,013                      810,403
                                                                      ---------------              ---------------


Other income (expenses):
   Interest income                                                             71,391                      236,681
   Interest expense                                                          (118,060)                    (125,714)
   Amortization                                                               (16,277)                     (24,240)
                                                                      ----------------             ----------------
                                                                              (62,946)                      86,727
                                                                      ----------------             ---------------


         Net income                                                   $       435,067              $       897,130
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                            426,365              $       879,187
   General partner                                                              8,702                       17,943
                                                                      ---------------              ---------------
                                                                              435,067              $       897,130
                                                                      ---------------              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                    $           .10              $           .21
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============


                        See notes to financial statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Six months ended,           Six months ended,
                                                                      June 30, 2001                June 30, 2000
                                                                      -------------                -------------

Revenues:
   Rental                                                             $     2,136,753              $     2,022,308
   Net patient services                                                     2,848,856                    2,851,341
                                                                      ---------------              ---------------
                                                                            4,985,609                    4,873,649
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              2,639,979                    2,434,489
   Depreciation                                                               267,994                      266,346
   Administrative and other                                                   514,369                      605,331
   Bad debts                                                                  517,459                       30,000
                                                                      ---------------              ---------------
                                                                            3,939,801                    3,336,166
                                                                      ---------------              ---------------
       Income from operations                                               1,045,808                    1,537,483
                                                                      ---------------              ---------------


Other income (expenses):
   Gain on disposition of property                                                  -                      302,787
   Interest income                                                            196,923                      424,861
   Interest expense                                                          (236,845)                    (257,903)
   Amortization                                                               (34,093)                     (58,559)
                                                                      ----------------             ----------------
                                                                              (74,015)                     411,186
                                                                      ----------------             ---------------


         Net income                                                   $       971,793              $     1,948,669
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                    $       952,357              $     1,915,751
   General partner                                                             19,436                       32,918
                                                                      ---------------              ---------------
                                                                      $       971,793              $     1,948,669
                                                                      ===============              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                    $           .23              $           .46
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============


                       See notes to financial statements


                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                                   (Unaudited)


                                                    Limited General
                                                      Partners            Partners               Total




EQUITY at
   January 1, 2001                                 $   19,748,775      $     60,028         $   19,808,803

Distributions                                          (4,900,000)         (100,000)            (5,000,000)

Net Income - six months ended
   June 30, 2001                                          952,357            19,436                971,793
                                                   --------------      ------------         --------------

EQUITY at
   June 30, 2001                                   $   15,801,132      $    (20,536)        $   15,780,596
                                                   ==============      =============        ==============


                       See notes to financial statements




                                       4



                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                Six months ended           Six months ended
                                                                                  June 30, 2001              June 30, 2000
                                                                                  -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $     971,793              $   1,948,669
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Bad debts                                                                      517,459                     30,000
         Depreciation and amortization                                                  302,088                    324,905
         Gain on disposition of property, net                                                 -                   (302,787)
         Changes in assets and liabilities:
             Accounts receivable                                                       (292,041)                   963,154
             Prepaid expenses                                                            15,200                        305
             Deferred charges                                                          (165,000)                         -
             Accounts payable &
               accrued expenses                                                        (116,601)                   (61,610)
                                                                                               -
                   Security deposits                                                     66,705                          -
                                                                                  -------------              -------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                              1,299,603                  2,902,636
                                                                                  -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                                         -                  2,279,225
       Purchases of property and improvement                                            (20,500)                    (2,300)
                                                                                  --------------             --------------
                    NET CASH (USED IN) PROVIDED BY
                    INVESTING  ACTIVITIES                                               (20,500)                 2,276,925
                                                                                  --------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                               (56,732)                  (274,203)
       Distributions                                                                 (5,000,000)                (2,143,000)
                                                                                  --------------             --------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                             (5,056,732)                (2,417,203)
                                                                                  --------------             --------------

NET  (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                                 (3,777,629)                 2,762,358

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               13,514,255                 13,723,936
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $   9,736,626                $16,486,294
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $     120,845              $     267,593
                                                                                  =============              =============



                       See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)

A.       ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2000.

Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98 percent to the limited partners and 2 percent to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis,
(ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment, as defined, (iii) to the limited partners until they have been allocated income equal to their 12 percent Liquidation Preference, and (iv) thereafter, 80 percent to the limited partners and 20 percent to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98 percent to the limited partners and 2 percent to the general partner. Distributions of available cash flow are generally distributed 98 percent to the limited partners and 2 percent to the general partner, until the limited partners have received an annual preferential distribution, as defined in the Agreement of Limited Partnerships. Thereafter, available cash flow is distributed 90 percent to the limited partners and 10 percent to the general partner.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Registrant will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Because the Registrant has no previous business combinations, the adoption of the statements in the first quarter 2002 should not have a material effect on the Registrant's earnings or financial position.

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



                                                                       Six months ended
                                                           June 30, 2001               June 30, 2000
                                                           --------------              -------------


Salary and benefit reimbursements                          $    1,975,014              $    1,733,884
Administrative reimbursements                                      95,419                      77,281
Asset management fees                                                   0                      79,452
Property management fees                                          199,420                     199,411
General partner fees                                               44,931                      48,648
                                                           --------------              --------------
                                                           $    2,314,784              $    2,138,676
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

C.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the six months ended June 30, 2001, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of June 30, 2001, seven of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with two properties secured by debt and three properties unleveraged. With the exception of the Cambridge facility, which is operated by the Registrant and consequently not leased to a third party operator, the status of the remaining triple net leases to third party operators is as follows: the McCurdy and Crenshaw Creek facility expire on November 2001, and the Hearthstone facility lease expires on May 2006. The Trinity Hills lease expired in June of 2000 with the lessee continuing to lease the property on a month-to-month basis. These leases are subject to renewal options. As of June 30, 2001, the remaining Cedarbrook facility and the McCurdy facility are classified as assets held for sale.

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

As of June 30, 2001, Registrant had cash and cash equivalents aggregating $9,736,626. The cash and cash equivalents will be used for working capital and emergency reserves.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net leases, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. Cash distributions of $5,000,000 and $2,143,000 were made for the six months ending June 30, 2001 and 2000 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Six Months Ending June 30, 2001

Rental revenues for the six months ended June 30, 2001 increased $114,445 from the comparable six months ended June 30, 2000, due to increased revenue participation from leased facilities. Net patient services for the six months ended June 30, 2001 decreased $2,485 from the six months ended June 30, 2000 primarily due to decreased occupancy at the Cambridge facility. Interest income for the six months ended June 30, 2001 decreased $227,938 from the six months ended June 30, 2000 and was primarily due to decreasing cash available for investment. A gain of $302,787 was recognized for the six months ended June 30, 2000 due to the sale of the Cane Creek facility.

Facility operating expenses for the six months ended June 30, 2001 increased by $205,490 from the comparable 2000 period primarily due to increased nursing costs at the Cambridge facility. Depreciation for the six months ended June 30, 2001, slightly increased $1,648 from the comparable 2000 period. Administrative expenses decreased $90,962 for the six months ended June 30, 2001 in comparison to 2000 due to decreased professional fees, asset management fees and maintenance costs on held for sale properties. Bad debt expense increased $487,459 for the six months ended June 30, 2001 in comparison to the 2000 period due to non-collection of rent on the McCurdy lease. Interest expense for the six months ended June 30, 2001 decreased by $21,058 from the comparable 2000 period, and is due to the sale of the Cane Creek facility and retirement of the related mortgage. Amortization expense for the six months ended June 30, 2001 decreased $24,466 from the comparable 2000 period, and is due to the write-off of certain deferred charges upon the sale of the Cane Creek and Sandybrook facilities.

For the three months ended June 30, 2001 as compared with the three months ended June 30, 2000, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 2001 operating expenses versus second quarter 2000 reflects the same variances as discussed above.

Cash and cash equivalents as of June 30, 2001 decreased by $3,777,629 from the balance at December 31, 2000. Cash flows decreased by $6,539,987 for the six months ending June 30, 2001 in comparison to the six months ending June 30, 2000 primarily due to cash proceeds from the sale of the Cane Creek facility in 2000, collection of a $700,000 bad-debt recovery administrative claim approved by the United States Bankruptcy Court related to the Cambridge facility and the bankruptcy proceedings of the former lessee of that facility in 2000, and a $5,000,000 cash distribution in 2001. Net accounts receivable of $528,396 at June 30, 2001 reflected a decrease of $225,418 from the balance at December 31, 2000 and is due to increased allowance for doubtful accounts on lease receivables for the McCurdy facility and increased collections at the Cambridge facility. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $116,601 at June 30, 2001, from the balance at December 31, 2000 primarily due to paid real estate taxes on the Hearthstone facility.

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

Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. One of the two small facilities on the Cedarbrook campus is still owned by the Registrant as of June 30, 2001. The Registrant has entered into a contract to sell the remaining Cedarbrook facility for $325,000, with a anticipated closing in September 2001. On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. On August 4, 2000, the Sandybrook facility was sold for $2,025,000 resulting in a loss of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs. HealthSouth still leases and maintains the Crenshaw Creek facility. The Crenshaw Creek facility was closed in May 2000.

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

The Registrant has entered into a contract to sell the Cambridge facility to an unaffiliated buyer for $3,6000,000. The contract amount has been escrowed, with an anticipated closing date in August 2001. The purchaser does not plan to use the facility as a nursing home, thus the Registrant has begun to transfer its residents to other facilities. This was completed in Mid-July 2001.

Hearthstone, Trinity Hills, and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. The Hearthstone lessee did not pay their April rent to Registrant. Registrant negotiated a new lease with an unaffiliated operator, effective May 1, 2001. All rental payments to date to the Registrant have been timely.

The Trinity Hills lease expired on June 30, 2000, however, the lessee continues to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee of the Trinity Hills facility, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection will disrupt future payments of lease obligations. The Trinity Hills lessee is current on their minimum lease obligations, and rent participation payments to the Registrant. The lessee has notified the Registrant that they will not renew their lease. Registrant is exploring its options regarding this property, including finding a new lessee or selling the property.

The lessee of the McCurdy facility has defaulted on its minimum lease payments as of January 2001. The Registrant had attempted to work with the current lessee to stabilize its census, but the lessee was unable to do so. After numerous conversations with the lender and the operator of the McCurdy facility, it became apparent that substantial funds would need to be put into this facility (which was built in the year 1916) with substantial risk that that money would not be regained. The Registrant made the decision that it will not put additional money into this property. The Registrant then informed the lender that until the Registrant received rental payments from the McCurdy lessee, the Registrant would not continue to pay the lender mortgage payments on the property. Currently, the lender has begun foreclosure proceedings. Registrant is reviewing its options.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 17, 2001, Old National Bank in Evansville filed a complaint requesting a judgment of foreclosure against HealthCare Properties, LP on the McCurdy property alleging failure by HealthCare Properties, LP to make a mortgage payment due on April 1, 2001. Additionally, on or around May 22, 2001, certain property owners with an interest in the ground lease for the McCurdy property filed a complaint for Declaratory Judgment and Quiet Title against Registrant and Old National Bank seeking to nullify an option by Registrant to purchase the ground lease.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:
   ---------------------------------------
   Robert Lankford
   President


Date:    August 14, 2001