Form 10-Q
period 2001-09-30
HEALTHCARE PROPERTIES L P
filed 2001-11-13
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       (X)           QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


              14160 Dallas Parkway, Suite 300, Dallas, Texas 75254
              ----------------------------------------------------
                     (Address of principal executive office)


                                 (972) 770-5600
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.    YES  x    NO
                                                         -----    ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30, 2001       December 31, 2000
                                                                          ------------------       -----------------
                                                                              (Unaudited)               Audited
                                                                              -----------               -------
                                                      ASSETS
                                                      ------


Cash and cash equivalents                                                  $      4,935,256        $     13,514,255

Accounts receivable, less allowance for doubtful
  accounts of $754,389 in 2001 and $798,737 in 2000                                 494,938                 753,814

Prepaid expenses and other                                                                -                  15,200

Assets held for sale, at the lower of carrying value or                                   -               4,462,527
  fair value less estimated costs to sell

Property and improvements, net                                                    5,208,741               6,451,238

Deferred charges, less accumulated amortization
  of $607,445 in 2001 and $858,281 in 2000                                          177,967                  97,326
                                                                           ----------------        ----------------


                                                                           $     10,816,902        $     25,294,360
                                                                           ================        ================


                       LIABILITIES AND PARTNERSHIP EQUITY
                       ----------------------------------

Accounts payable and accrued expenses                                       $       289,333        $        564,449

Operating facility accounts payable                                                  20,873                 148,313

Security deposits                                                                   100,357                           -

Mortgage loans payable                                                            1,132,829               4,772,795
                                                                            ---------------        ----------------

                                                                                  1,543,392               5,485,557
                                                                            ---------------        ----------------

Partnership equity :
  Limited partners (4,148,325 units outstanding in 2001 and
    2000)                                                                         9,268,704              19,748,775
  General partner                                                                     4,806                  60,028
                                                                            ---------------        ----------------
                                                                                  9,273,510              19,808,803
                                                                            ---------------        ----------------

                                                                            $    10,816,902        $     25,294,360
                                                                            ===============        ================



                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                                    Three months ended,         Three months ended,
                                                                    September 30, 2001          September 30, 2000
                                                                    ------------------          ------------------

Revenues:
   Rental                                                             $       916,291              $     1,031,239
   Net patient services                                                       146,696                    1,393,806
                                                                      ---------------              ---------------
                                                                            1,062,987                    2,425,045
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                                615,224                    1,227,297
   Depreciation                                                               101,741                      133,276
   Administrative and other                                                   101,647                      203,098
   Bad debts                                                                  153,083                       15,000
                                                                      ---------------              ---------------
                                                                              971,695                    1,578,671
                                                                      ---------------              ---------------
       Income from operations                                                  91,292                      846,374
                                                                      ---------------              ---------------


Other income (expenses):
   Gain (loss) on disposition of property                                   2,444,448                     (650,683)
   Interest income                                                             48,089                      179,675
   Interest expense                                                           (88,698)                    (121,905)
   Amortization                                                               (15,977)                     (24,241)
                                                                      ----------------             ----------------
                                                                            2,387,862                     (617,154)
                                                                      ---------------              ----------------
Income before extraordinary item                                            2,479,154                      229,220
                                                                      ---------------              ---------------
Extraordinary loss on disposition of
    operating property                                                       (434,199)                           -
                                                                      ----------------             ---------------

         Net income                                                   $     2,044,955              $       229,220
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                    $     1,917,572              $       213,538
   General partner                                                            127,383                       15,682
                                                                      ---------------              ---------------
                                                                      $     2,044,955              $       229,220
                                                                       --------------              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT:
   Income before extraordinary item                                   $           .56              $           .05
   Extraordinary loss                                                            (.10)                           -
                                                                      ---------------              ---------------
   Net income                                                         $           .46              $           .05
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS                                                          4,148,325                    4,148,325
                                                                      ===============              ===============




                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                                    Nine months ended,           Nine months ended,
                                                                    September 30, 2001           September 30, 2000
                                                                    ------------------           ------------------

Revenues:
   Rental                                                             $     3,053,044              $     3,053,547
   Net patient services                                                     2,995,552                    4,245,147
                                                                      ---------------              ---------------
                                                                            6,048,596                    7,298,694
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                              3,255,203                    3,661,786
   Depreciation                                                               369,735                      399,622
   Administrative and other                                                   616,016                      808,429
   Bad debts                                                                  670,542                       45,000
                                                                      ---------------              ---------------
                                                                            4,911,496                    4,914,837
                                                                      ---------------              ---------------
       Income from operations                                               1,137,100                    2,383,857
                                                                      ---------------              ---------------


Other income (expenses):
   Gain (loss) on disposition of property                                   2,444,448                     (347,896)
   Interest income                                                            245,012                      604,536
   Interest expense                                                          (325,543)                    (379,808)
   Amortization                                                               (50,070)                     (82,800)
                                                                      ----------------             ----------------
                                                                            2,313,847                     (205,968)
                                                                      ---------------              ----------------
Income before extraordinary item                                            3,450,947                    2,177,889
                                                                      ---------------              ---------------
Extraordinary loss on disposition of
   operating property                                                        (434,199)                           -
                                                                      ----------------             ---------------

         Net income                                                   $     3,016,748              $     2,177,889
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                    $     2,869,929              $     2,129,289
   General partner                                                            146,819                       48,600
                                                                      ---------------              ---------------
                                                                      $     3,016,748              $     2,177,889
                                                                      ===============              ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT:
   Income before extraordinary item                                   $           .79              $           .51
   Extraordinary loss                                                            (.10)                           -
                                                                      ---------------              ---------------
   Net income                                                         $           .69              $           .51
                                                                      ===============              ===============

WEIGHTED AVERAGE
   NUMBER OF UNITS
                                                                            4,148,325                    4,148,325
                                                                      ===============              ===============



                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY
                  ---------------------------------------------
                                   (Unaudited)


                                                    Limited             General
                                                    Partners            Partners               Total
                                                    --------            --------               -----

EQUITY at
   January 1, 2001                                 $   19,748,775      $     60,028         $   19,808,803

Distributions                                         (13,350,000)         (202,041)           (13,552,041)

Net Income - nine months ended
   September 30, 2001                                   2,869,929           146,819              3,016,748
                                                   --------------      ------------         --------------

EQUITY at
   September 30, 2001                              $    9,268,704      $      4,806         $    9,273,510
                                                   ==============      ============         ==============












                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                Nine months ended          Nine months ended
                                                                               September 30, 2001         September 30, 2000
                                                                               ------------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   3,016,748              $   2,177,889
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Bad debts                                                                      670,542                     45,000
         Depreciation and amortization                                                  419,805                    482,422
         (Gain) loss on disposition of property, net                                 (2,444,448)                   347,896
         Extraordinary loss on disposition of operating property                        434,199                          -
         Changes in assets and liabilities:
             Accounts receivable                                                       (411,666)                   932,226
             Prepaid expenses                                                            15,200                     (6,224)
             Deferred charges                                                          (165,000)                         -
             Accounts payable &
               accrued expenses                                                        (402,556)                   204,435
             Security deposits                                                          100,357                          -
                                                                                  -------------              -------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                              1,233,181                  4,183,644
                                                                                  -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                                 3,830,941                  4,506,175
       Purchases of property and improvement                                            (20,500)                   (14,072)
                                                                                  --------------             --------------
                    NET CASH PROVIDED BY
                    INVESTING  ACTIVITIES                                             3,810,441                  4,492,103
                                                                                  -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                               (70,580)                  (329,582)
       Distributions                                                                (13,552,041)                (6,943,000)
                                                                                  --------------             --------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                            (13,622,621)                (7,272,582)
                                                                                  --------------             --------------

NET  (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                                 (8,578,999)                 1,403,165

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                               13,514,255                 13,723,936
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $   4,935,256              $  15,127,101
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $     344,773              $     389,498
                                                                                  =============              =============





                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                  --------------------------------------------
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           September 30, 2001 and 2000
                                   (Unaudited)

A. ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2000.

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



                                                                       Nine months ended
                                                         September 30, 2001         September 30, 2000
                                                         ------------------         ------------------

Salary and benefit reimbursements                          $    2,450,174              $    2,665,605
Administrative reimbursements                                     148,441                     116,415
Asset management fees                                                   0                      79,452
Property management fees                                          208,708                     296,978
General partner fees                                               53,891                      72,901
                                                           --------------              --------------
                                                           $    2,861,214              $    3,231,351
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

C. VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the nine months ended September 30, 2001, based on the Registrant's evaluation of the properties, the Registrant did not record any impairment.

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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of September 30, 2001, nine of the original twelve properties had either been sold or deeded back to the lender, leaving the Registrant with one property secured by debt and two properties unleveraged. The status of the remaining triple net leases to third party operators is as follows: the Crenshaw Creek facility lease expires on November 2001, and the Hearthstone facility lease expires on May 2006. The Trinity Hills lease expired in June of 2000 with the lessee continuing to lease the property on a month-to-month basis. These leases are subject to renewal options.

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

As of September 30, 2001, Registrant had cash and cash equivalents aggregating $4,935,256. The cash and cash equivalents will be used for working capital and emergency reserves.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in existing assets for improvements. To the extent that Registrant deems it necessary to take over the operations of any of its facilities currently under long-term net leases, such action would require additional investment in working capital for operating reserves, capital expenditures and related debt payments. Future cash distributions will be dependent on the status of future operational control of these properties. Cash distributions of $13,552,041 and $6,943,000 were made for the nine months ended September 30, 2001 and 2000 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Nine Months Ended September 30, 2001

Rental revenues for the nine months ended September 30, 2001 decreased $503 from the comparable nine months ended September 30, 2000. Net patient services for the nine months ended September 30, 2001 decreased $1,249,595 from the nine months ended September 30, 2000 primarily due to the sale of the Cambridge facility. A net gain on sale of properties of $2,444,448 was recognized for the nine months ended September 30, 2001. The net gain is comprised of a $2,443,030 gain on sale of the Cambridge facility on August 15, 2001 and a $1,418 gain on sale of the Cedarbrook house on September 25, 2001. The McCurdy facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199. A net loss on sales of properties of $347,896 was recognized for the nine months ended September 30, 2000. The net loss is comprised of a $302,787 gain on sale of the Cane Creek facility on January 11, 2000, a $115,718 gain on sale of one of the two Cedarbrook houses on July 12, 2000, and a $766,400 loss on sale of the Sandybrook facility on August 4, 2000.

 Interest income for the nine months ended September 30, 2001 decreased $359,524 from the nine months ended September 30, 2000 and was primarily due to decreasing cash available for investment.

Facility operating expenses for the nine months ended September 30, 2001 decreased by $406,583 from the comparable 2000 period primarily due to the sale of the Cambridge facility. Depreciation for the nine months ended September 30, 2001, decreased $29,887 from the comparable 2000 period due to the sale of the Cambridge facility. Administrative expenses decreased $192,413 for the nine months ended September 30, 2001 in comparison to 2000 due to decreased professional fees, asset management fees and maintenance costs on held for sale properties. Bad debt expense increased $625,542 for the nine months ended September 30, 2001 in comparison to the 2000 period due to non-collection of rent on the McCurdy lease. Interest expense for the nine months ended September 30, 2001 decreased by $54,265 from the comparable 2000 period, and is due to the sale of the Cane Creek facility, the foreclosure of the McCurdy facility and retirement of the related mortgages. Amortization expense for the nine months ended September 30, 2001 decreased $32,730 from the comparable 2000 period, and is due to the write-off of certain deferred charges upon the sale of the Cane Creek and Sandybrook facilities, and the foreclosure of the McCurdy facility.

For the three months ended September 30, 2001 as compared with the three months ended September 30, 2000, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of third quarter 2001 operating expenses versus third quarter 2000 reflects the same variances as discussed above.

Cash and cash equivalents as of September 30, 2001 decreased by $8,578,999 from the balance at December 31, 2000. Cash flows decreased by $9,982,164 for the nine months ended September 30, 2001 in comparison to the nine months ending September 30, 2000 primarily due to decreased cash provided by operations and increased cash distributions during 2001. Net accounts receivable of $494,938 at September 30, 2001 reflected a decrease of $258,876 from the balance at December 31, 2000 and is due to increased collections at the Cambridge facility. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $402,556 at September 30, 2001, from the balance at December 31, 2000 primarily due to paid real estate taxes on the Hearthstone facility, forgiven interest expense accruals resulting from the McCurdy foreclosure, and decreased operating payables resulting from the sale of the Cambridge facility.

Following is a brief discussion of the status of Registrant's properties:

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

Rebound, Inc. a subsidiary of HealthSouth Corporation, originally leased four properties: Cedarbrook (a main campus with two houses not adjacent on the campus), Crenshaw Creek, Cane Creek and Sandybrook.

Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994, the Cedarbrook facility in 1997, and the Crenshaw Creek facility in May 2000. HealthSouth, however, continues to make full lease payments under the terms of the master lease on a timely basis.

HealthSouth Corporation currently leases the Crenshaw property pursuant to a master lease with the Registrant. The master lease expires on November 2001.

Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. On September 25, 2001, the other Cedarbrook facility was sold for $325,000, resulting in a gain on sale of $1,418 and net cash proceeds of $286,046 after payment of settlement costs. On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. On August 4, 2000, the Sandybrook facility was sold for $2,025,000 resulting in a loss of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs.

HealthSouth still leases and maintains the Crenshaw Creek facility pursuant to the master lease with the Registrant. The Crenshaw Creek facility was closed in May 2000. The master lease expires on November 30, 2001

Cambridge Facility

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

The Registrant entered into a contract to sell the Cambridge facility to an unaffiliated buyer for $3,600,000. Since the purchaser did not plan to use the facility as a nursing home, the Registrant transferred its residents to other facilities, which was completed in Mid-July 2001. The facility was sold on August 15, 2001, resulting in a gain on sale of $2,443,030 and net cash proceed of $3,457,205 after payment of settlement costs.

Hearthstone, Trinity Hills, and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. The Hearthstone lessee did not pay its April rent to Registrant. Registrant negotiated a new lease with an unaffiliated operator, effective May 1, 2001. All rental payments to date to the Registrant have been timely.

The Trinity Hills lease expired on June 30, 2000, however, the lessee continues to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee of the Trinity Hills facility, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. At this time, it is uncertain if bankruptcy protection will disrupt future payments of lease obligations. The Trinity Hills lessee is current on its minimum lease obligations, but is deliquent on its rent participation payments to the Registrant. The lessee has notified the Registrant that it will not renew its lease. Registrant is exploring its options regarding this property, including finding a new lessee or selling the property.

The lessee of the McCurdy facility has defaulted on its minimum lease payments as of January 2001. The Registrant had attempted to work with the current lessee to stabilize its census, but the lessee was unable to do so. After numerous conversations with the lender and the operator of the McCurdy facility, it became apparent that substantial funds would need to be put into this facility (which was built in the year 1916) with substantial risk that that money would not be regained. The Registrant made the decision that it will not put additional money into this property. The Registrant then informed the lender that until the Registrant received rental payments from the McCurdy lessee, the Registrant would not continue to pay the lender mortgage payments on the property. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 11, 2001 Old National Bank in Evansville obtained a judgment of foreclosure against HealthCare Properties, LP on the McCurdy property. HealthCare Properties, LP additionally withdrew its opposition (and was dismissed from the lawsuit) to a complaint by certain property owners relating to an interest it had claimed in a ground lease on the McCurdy.

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



HEALTHCARE PROPERTIES, L.P.

By:   CAPITAL REALTY GROUP SENIOR HOUSING, INC.
      General Partner



By:  /s/ Robert Lankford
    -------------------------------------
      Robert Lankford
      President
Date: November 13, 2001