Form 10-K
period 2001-12-31
HEALTHCARE PROPERTIES L P
filed 2002-03-29
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
         ______________.

Commission file number:  0-17695.
                         -------


                           HEALTHCARE PROPERTIES, L.P.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                  62-1317327
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

14160 Dallas Parkway, Suite 300, Dallas, Texas         75254
(Address of principal executive officers)           (Zip Code)

The Registrant's telephone number, including area code:    (972) 770-5600
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


                           HEALTHCARE PROPERTIES, L.P.

                                 2001 FORM 10-K
                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

PART I

Item 1   Business                                                                                        3
Item 2   Properties                                                                                      4
Item 3   Legal Proceedings                                                                               6
Item 4   Submission of Matters to a Vote of Security Holders                                             6

PART II

Item 5   Market for the Registrant's Common Equity
           and Related Security Holder Matters                                                           6
Item 6   Selected Financial Data                                                                         8
Item 7   Management's Discussion and Analysis of Financial Condition                                     9
           and Results of Operations
Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                     13
Item 8   Financial Statements and Supplementary Data                                                    13
Item 9   Changes in and Disagreements with Accountants on Accounting                                    13
           and Financial Disclosure

PART III

Item 10  Directors and Executive Officers of the Registrant                                             14
Item 11  Executive Compensation                                                                         15
Item 12  Security Ownership of Certain Beneficial Owners and Management                                 15
Item 13  Certain Relationships and Related Transactions                                                 16

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               17


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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of December 31, 2001, nine of the original 12 properties had either been sold or deeded back to the lender, leaving the Registrant with three properties -- one property secured by debt and two properties unleveraged (the Properties). See Item 2, Properties, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Registrant's properties and their history.

As  of  December  31,  2001,  the  Registrant  had  two  properties   leased  to
unaffiliated operators under triple net leases, whereby the lessee is responsible for all operating expenses, insurance and real estate taxes. These two properties have subsequently been sold.

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

For the year ended December 31, 2001, the Registrant's Properties accounted for 100 percent of the Registrant's gross revenues.

The Registrant's original objective was to maintain and hold its properties for long-term appreciation. During 1999, management of the Registrant approved and established a plan to sell certain properties because the properties were no longer competitive in current markets and no longer met the Registrant's strategic objectives. The Registrant has since actively marketed and sold various properties, including the sale of the Hearthstone property on January 1, 2002 and the Trinity Hills property on February 28, 2002. Following the sale of the Trinity Hills property on February 28, 2002, the Registrant will continue to seek opportunities to sell its remaining asset on favorable terms. Following the sale of its last remaining asset, the Partnership will take all actions necessary to wind-up the Partnership's business in an orderly fashion and to the extent of the proceeds thereof, pay its creditors and claims.

Capital Senior Living Properties, Inc., a wholly owned subsidiary of Capital Senior Living Corporation, an SEC registrant, and until June 10, 1998, an affiliate of Capital, owns 56.8 percent of the outstanding Units of the Registrant as of March 1, 2002.

Employees

Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation, manages the Registrant. Until June 10, 1998, CSL was an affiliate of Capital. There were no employees of the Registrant at December 31, 2001.

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

Impact of Inflation

To offset potential adverse effects of inflation, the Registrant required each of its unaffiliated lessees to execute triple-net leases with the lessees being responsible for all operating expenses, insurance and real estate taxes. Such leases required additional participating rent payments based on certain increases in the lessee's collected revenues

ITEM 2.  PROPERTIES

The Registrant owned three properties at December 31, 2001, consisting of two nursing homes and one rehabilitation center. One facility is secured by a mortgage loan. This loan is non-recourse to the Registrant. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes key information about each of the Registrant's properties at December 31, 2001.

                             HEARTHSTONE           CRENSHAW CREEK      TRINITY HILLS
                             -----------           ---------------     -------------

Location                     Lancaster, SC         Ft. Worth, TX         Austin, TX
Type                         Rehab                 Nursing               Nursing
Date Purchased               6/88                  2/88                   11/88
Purchase Price               $3,900,000            $2,700,000            $3,625,000
Original Mortgage Amount         $0                   $0                 $1,500,000
12/31/01 Mortgage Balance        $0                   $0                 $1,123,389
Mortgage Maturity                N/A                  N/A                July 1, 2002
End of Lease Term            November 2001        December 2006          April 2006


During 1999, 2000 and 2001, the Partnership disposed of several of its Properties. On September 20, 1999, the Registrant sold the main facility on the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage related to this facility. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. The remaining facility on the Cedarbrook campus was sold on September 25, 2001 for $325,000, resulting in a gain on sale of $1,418 and net cash proceeds of $286,046 after payment of settlement costs.

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

At December 31, 2000, the Cedarbrook facility and the McCurdy facility were classified as assets held for sale on the Registrant's consolidated financial statements as the management of the Registrant had approved and established a plan to sell these facilities.

On August 15, 2001, the Cambridge facility was sold for $3,600,000 resulting in a gain on sale of $2,443,030 and net cash proceeds of $3,457,205 after payment of settlement costs.

The lessee of the McCurdy facility defaulted on its minimum lease payments as of January 2001. The Registrant attempted to work with the lessee to stabilize its census, but the lessee was unable to do so. The Registrant discontinued mortgage payments to the lender after the lessee defaulted on payment of its lease obligations. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199.

At December 31, 2001, the Crenshaw facility was classified as assets held for sale on the Registrant's consolidated financial statements as the management of the Registrant had approved and established a plan to sell this facility.

Subsequent to December 31, 2001, the Hearthstone facility was sold on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. On February 28, 2002, the Trinity Hills facility was sold for $1,800,000, resulting in a gain of approximately $506,000 and net cash proceeds of $1,747,323 after payment of settlement costs.

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

On September 11, 2001 Old Nations Bank in Evansville obtained a judgment of foreclosure against Registrant on the McCurdy property. The Registrant additionally withdrew its opposition (and was dismissed from the lawsuit) to a complaint by certain property owners relating to an interest it had claimed in a ground lease on the McCurdy property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

At March 1, 2002, there were 1,678 Unit Holders of record in the Registrant owning an aggregate of 4,148,325 Units. There is no public market for these Units and there is no plan to list the Units on a national exchange or automated quotation system. The Registrant formerly had a liquidity reserve feature that, under certain circumstances, permitted Unit Holders to sell their Units at a predetermined formula. In March 1991, due to inadequate liquidity of the Registrant and the adverse impact on Unit values caused by prior-year defaults of certain of the Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve.

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

Subsequent to December 31, 2001, the Registrant distributed $3,111,816 to its partners, of which $2,521,003 resulted from net cash proceeds from the Hearthstone sale and $590,813 resulted from excess operating cash.

In 2001, the Registrant collectively distributed $17,596,912 to its partners, of which $3,450,000 resulted from net cash proceeds from the Cambridge sale, $1,801,358 resulted from the Cedarbrook house and prior years sales, and $12,345,554 resulted from excess operating cash.

In 2000, the Registrant collectively distributed $9,132,500 to its partners, of which $2,143,000 resulted from net cash proceeds from the Cane Creek sale, $2,189,500 resulted from net cash proceeds from the Cedarbrook and Sandybrook sales, and $4,800,000 resulted from excess operating cash.

In 1999, the Registrant collectively distributed $499,976 to its partners to cover tax liabilities of the partners, and $2,263,593 in net cash proceeds from the Cedarbrook sale (see Item 6, Selected Financial Data).

ITEM 6. SELECTED FINANCIAL DATA

                                                    HEALTHCARE PROPERTIES, L.P.
                                      (Unaudited - Not Covered By Independent Auditors' Reports)

                                                                           Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                               2001              2000               1999              1998              1997
                                         ----------------- ------------------ ----------------- ----------------- ------------------

 Total Assets                            $   6,919,587     $   25,294,360     $   32,055,252    $   32,758,958    $   32,801,853
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Mortgage Debt                           $   1,123,389     $    4,772,795     $    5,173,281    $    6,128,656    $    6,677,432
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Total Revenue From
    Operations                           $   6,638,177     $    9,746,951     $    9,499,819    $    8,787,575    $    8,977,628
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Income Before
 Extraordinary Item                      $   3,738,913     $    2,651,881     $    3,131,398    $      874,425    $    1,452,334
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Extraordinary Loss                      $    (434,199)    $           -      $           -     $           -     $           -
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Net Income                              $   3,304,714     $    2,651,881     $    3,131,398    $      874,425    $    1,452,334
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Net Income (Loss) Per Unit:
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Income Before
    Extraordinary Item                   $        0.86     $         0.63     $         0.74    $         0.21    $         0.34
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Extraordinary Loss                   $       (0.10)    $           -      $           -     $           -     $           -
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Net Income                           $        0.76     $         0.63     $         0.74    $         0.21    $         0.34
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Weighted Average Number of   Units
                                             4,148,325          4,148,325          4,148,325         4,153,835         4,172,457
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Taxable Net (Loss) Income
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Taxable Net (Loss) Income            $    (613,181)    $    1,707,451     $    3,315,817     $   1,822,007    $    1,832,184
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Per Unit                             $       (0.15)    $         0.41     $         0.80     $        0.44    $         0.44
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Cash Distributions                      $  17,596,912     $    9,132,500     $    2,763,569     $          -     $      325,000
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Per Limited Partnership Unit            $        4.18     $         2.18     $         0.67     $                $         0.08
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report. See Footnote 3, Property and Improvements, to the Consolidated Financial Statements, for discussion of property dispositions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During 1999, management of the Registrant approved and established a plan to sell certain properties because the properties were no longer competitive in current markets and no longer met the Registrant's strategic objectives. The Registrant has since actively marketed and sold various properties, including the sale of the Hearthstone property on January 1, 2002 and the Trinity Hills property on February 28, 2002. Following the sale of the Trinity Hills property on February 28, 2002, the Registrant will continue to seek opportunities to sell its remaining asset, the Crenshaw Creek property, on favorable terms. Following the sale of its last remaining asset, the Partnership will take all actions necessary to wind-up the Partnership's business in an orderly fashion and to the extent of the proceeds thereof, pay its creditors and claims. The Registrant anticipates sufficient cash flow to satisfy all operational expenses.

The Registrant ended 2001 with cash and cash equivalents of $1,694,546, compared to $13,514,255 at December 31, 2000. Cash and cash equivalents decreased in 2001 due to distributions of net cash proceeds from sales of property and excess operating cash flow.

Accounts receivable at December 31, 2001 decreased to approximately $89,000, compared to $754,000 at December 31, 2000 primarily due to rent collections from the Trinity Hills lessee and due to improved account receivable collections at the Cambridge Nursing Home. The allowance for doubtful accounts decreased to approximately $652,000 at December 31, 2001 from approximately $799,000 at December 31, 2000. This decrease was the result of account receivable write-offs at the Cambridge facility.

Assets held for sale were approximately $1,864,000 at December 31, 2001, compared to $4,463,000 at December 31, 2000. This decrease resulted from the sale of one of the small Cedarbrook facilities and the foreclosure of the McCurdy facility. At December 31, 2001, the Crenshaw Creek facility was reclassified as an asset held for sale.

Property and improvements, net, were approximately $3,272,000 at December 31, 2001, compared to $6,451,000 at December 31, 2000. This decrease resulted from the sale of the Cambridge facility and the Crenshaw Creek facility being reclassified as an asset held for sale.

Accounts payable and accrued expenses were approximately $175,000 at December 31, 2001, compared to $564,000 at December 31, 2000. This decrease resulted from payment of accrued real estate taxes by the Registrant and the lessee on the Hearthstone facility, payment of accrued expenses upon sale of the Cambridge facility, and write off of prior management lessee obligations on the Trinity Hills facility.

Operating facility accounts payable were approximately $3,000 at December 31, 2001, and $148,000 at December 31, 2000. The decrease is due to the sale of the Cambridge facility.

Decreases from December 31, 2000 to 2001 in deferred charges and mortgage loans payable primarily relate to amortization and payments on mortgage loans payable, respectively. In addition to the scheduled note payments, approximately $3,600,000 of mortgage debt was written off upon foreclosure on the McCurdy facility in 2001.

Results of Operations

Rental revenues were approximately $3,619,000 in 2001 compared to approximately $4,084,000 in 2000 and approximately $4,304,000 in 1999. The decrease in rental revenue from 2000 to 2001 resulted from the November 30, 2001 lease termination on the properties leased to HealthSouth Corporation and due to the termination of the lease upon foreclosure of the McCurdy facility. The decrease in rental revenues from 1999 to 2000 resulted from decreased participation payments.

Patient revenues of approximately $3,019,000 for the year ended December 31, 2001, approximately $5,663,000 for the year ended December 31, 2000 and approximately $5,196,000 for the year ended December 31, 1999, related to the operations at the Cambridge facility. The decrease in patient revenues from 2000 to 2001 is due to the sale of the Cambridge facility in 2001. The increase in patient revenues from 1999 to 2000 resulted from increased occupancies and reimbursement rates at the Cambridge facility.

Facility operating expenses were approximately $3,461,000 in 2001 compared to approximately $4,862,000 in 2000 and approximately $4,701,000 in 1999. The decrease in facility operating expenses is due to the sale of the Cambridge facility in 2001. The increase in facility operation expenses from 1999 to 2000 resulted primarily from increased nursing costs.

Depreciation was approximately $443,000 for 2001, $533,000 for 2000, and $1,145,000 for 1999. Depreciation decreased in 2001 and 2000 from 1999 due to the sale of the Cambridge, Cane Creek, Sandybrook and small Cedarbrook facilities.

Fees to related parties were approximately $419,000, $838,000, and $1,104,000 for the years ended 2001, 2000, and 1999, respectively. The decrease in fees from 2000 to 2001 resulted from decreased asset management fees, property management fees, administrative expenses, and general partner management fees. The decrease in fees from 1999 to 2000 resulted from decreased asset management fees.

Bad debt expense (net of recoveries) was approximately $798,000, $0, and $(248,000), for the years ended 2001, 2000, and 1999, respectively. Bad debt expense provision increase in 2001 is due non-payment of rent on the McCurdy lease and additional allowance reserves at the Cambridge facility. There was no bad debt expense provision in 2000. Bad debt expense (net of recoveries) in 1999 was a credit balance primarily due to a $700,000 bad debt recovery on the Registrant's administrative claim with the United States Bankruptcy Court with respect to NCA Cambridge Nursing Home, the lessee of the Cambridge Facility.

The Registrant recorded an approximately $232,000 write-down on an asset held for sale in 2000 for its remaining small Cedarbrook facility.

Administrative and other expenses were approximately $207,000, $446,000, and $387,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Administrative and other expenses decreased from 2000 to 2001 due to decreased overhead costs on properties held for sale or released. Administrative and other expenses increased from 1999 to 2000 due to increased overhead costs on properties held for sale.

Interest income was approximately $248,000, $768,000, and $595,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Interest income decreased in 2001 from 2000 due to less available cash for investment resulting from increased distributions in 2001. Interest income increased in 2000 from 1999 due to additional cash available as a result of sales proceeds, lower debt service requirements and continued positive operating cash flows.

Interest expense was approximately $364,000, $499,000, and $584,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Interest expense decreased in 2001 and 2000 from 1999 due to continuing pay-down of loan principal and the repayment of mortgages upon the sale or foreclosure of facilities.

Amortization was approximately $56,000, $107,000, and $105,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization decrease in 2001 from 2000 due to fully amortized lease costs and was relatively unchanged from 1999 to 2000.

During 2001, the net gain on sale of properties of approximately $2,444,000 resulted from a $2,443,000 gain on the Cambridge facility and a $1,000 gain on the Cedarbrook facility. During 2000, the net loss on sale of properties of approximately $348,000 resulted from a $303,000 gain on the sale of the Cane Creek facility, a $115,000 gain on the sale of a small Cedarbrook facility, and a $766,000 loss on the sale of the Sandybrook facility. During 1999, the gain on disposition of operating property of approximately $772,000 resulted from the sale of the Cedarbrook facility.

During 2001, other income of approximately $156,000 was due to the write off of prior management lessee obligations on the Trinity Hills facility. During 1999, other income of approximately $42,000 resulted from a distribution from Rebound, Inc. (a subsidiary of HealthSouth Corporation).

During 2001, an extraordinary loss of approximately $434,000 resulted upon foreclosure of the McCurdy facility.


This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Operations of the Registrant's Properties

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

Rebound, Inc., a subsidiary of HealthSouth Corporation (HealthSouth), formerly leased the Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook properties pursuant to a master lease with the Registrant through the end of the lease term, November 30, 2001.

Due to low occupancy, HealthSouth closed the Sandybrook facility in 1994, the Cedarbrook facility in 1997, and the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis through the end of the lease term.

Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On September 30, 1999, the Registrant sold the main facility of the Cedarbrook campus for $2,825,000, resulting in a $772,286 gain on the sale and $2,308,734 in net cash proceeds after payment of settlement costs and mortgage payable. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. On September 25, 2001, the remaining Cedarbrook facility was sold for $325,000, resulting in a gain on sale of $1,418 and net cash proceeds of $286,046 after payment of settlement costs. On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. On August 4, 2000, the Sandybrook facility was sold for $2,025,000 resulting in a loss of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term. The Crenshaw Creek facility was closed in May 2000 and held for sale at December 31, 2001.


Cambridge Facility

The lessee of the  Cambridge  facility,  Nursing  Centers  of  America-Cambridge
(NCAC), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. The Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the Cambridge facility from the jurisdiction of the United States Bankruptcy Court. The Registrant's subsidiary operated this property through August 2001. On August 15, 2001, the Cambridge facility was sold for $3,600,000 resulting in a gain on sale of $2,443,030 and net cash proceeds of $3,457,205 after payment of settlement costs.

The Registrant had filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments. At December 31, 1999, the Registrant recorded a receivable for $700,000 related to this administrative claim, which was approved by the United States Bankruptcy Court. The $700,000 account receivable was subsequently collected on March 1, 2000. In January 2002, an additional $63,498 was received related to the administrative claim.

It is unlikely that material future disbursements will be made to the Registrant from NCAC's bankruptcy.

Hearthstone, Trinity Hills and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to the Registrant. The Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. Subsequent to December 31, 2001, the Hearthstone facility was sold on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. The Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase. Subsequent to December 31, 2001, the Trinity Hills facility was sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of approximately $506,000 and net cash of $1,747,323 after payment of settlement costs. The lessee of the McCurdy facility defaulted on its minimum lease payments as of January 2001. The Registrant attempted to work with the current lessee to stabilize its census, but was unable to do so. The Registrant discontinued mortgage payments to the lender after the lessee's default on payment of lease obligations. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the attached Consolidated Financial Statements with Independent Auditors' Reports thereon located at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant is a Limited Partnership and has no directors, officers, or significant employees.

The General Partner of the Registrant is Capital, which was formed under the laws of the State of Texas in 1988. Capital was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (CRG). CRG is owned by James A. Stroud (50 percent through a trust) and by Jeffrey L. Beck (50 percent).

On June 10, 1998, the sole owner of stock of the General Partner, CRG, sold all of its shares of Capital common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the financing is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and CRG is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of Capital. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CRG. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation (CSLC), which accounts for less than 20 percent of his compensation. The address of the principal executive offices of Capital is 3516 Merrell Road, Dallas, Texas 75229.

CSL, a subsidiary of CSLC, manages the Registrant.

As of December 31, 2001 the officers and directors of Capital, the General Partner, were:

              Name                               Position

             Robert L. Lankford          President, Retirement Associates, Inc.,
                                         sole stockholder of Capital, the
                                         General Partner

             Wayne R. Miller, Esq.       Secretary, Retirement Associates, Inc.



Robert L. Lankford

Robert L. Lankford, age 47, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CRG. From 1997 to the present, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which currently accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 52, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of the law firm of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of the law firm of Wayne R. Miller P.C.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of CSL or beneficial owner of more than 10 percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 2001.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Capital Senior Living Properties, Inc., owned by CSLC, an SEC registrant and an affiliate of CSL, and until June 10, 1998, an affiliate of Capital, owns 56.8 percent of outstanding Units of the Registrant as of March 1, 2002. Otherwise, no other person or group owns more than 5 percent of the Registrant as of March 1, 2002.

No partners, officers or directors of the General Partner directly own any Units at March 1, 2002. However, Messrs. Beck and Stroud and their affiliates own a substantial interest (approximately 50 percent) in CSLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of the Registrant's profits and losses.

The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in the Registrant's Partnership Agreement, for their services rendered to the Registrant in connection with the selection and purchase of any property by the Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees (as defined n the Registrant's Partnership Agreement) payable to all persons in connection with the purchase of the Registrant's properties may not exceed the lesser of: (a) 2 percent of the gross proceeds of the Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 2001, 2000 and 1999 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2 percent of the price of additional properties payable from Net Sale or Refinancing Proceeds (each as defined in the Registrant's Partnership agreement) utilized solely for the acquisition. No such fees were paid in 2001, 2000, or 1999.

The Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6 percent of the costs of any newly constructed property that is acquired by the Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such the Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 2001, 2000 or 1999 in connection with such services

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing, financing or lease restructuring of a the Registrant property, a service fee equal to the lesser of: (a) 2 percent of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. In 2001, the General Partner received a $39,856 fee for the lease restructure of the Hearthstone facility. No such fees were paid in 2000 or 1999.

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a the Registrant property, and shall be entitled to receive the lessor of: (a) 3 percent of the sale price of the Registrant's property, or (b) an amount not to exceed 50 percent of the standard real estate commission. Amounts earned by the General Partner in 2001 for its efforts in the sale of the Cambridge facility were $108,000. Amounts earned by the General Partner in 2000 for its efforts in the sale of Cane Creek, Sandybrook and the small Cedarbrook facility were $142,967. Amounts earned by the General Partner in 1999 for the sale of Cedarbrook were $84,750.

Since most of the Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its former affiliates received 1 percent of the monthly gross rental or operating revenues, totaling approximately $60,000, $97,000, and $96,000 in 2001, 2000, and 1999, respectively. Property management fees paid to the General Partner or to its managing agent, CSL, were approximately $209,000, $396,000, and $370,000 in 2001, 2000,and 1999, respectively. Asset management fees paid to the General Partner or to its managing agent, CSL, were approximately $0, $80,000, and $468,000 in 2001, 2000, and 1999, respectively.

The General Partner may be reimbursed for its direct expenses relating to administration of the Registrant. The General Partner, its affiliates or its managing agent, CSL, received approximately $111,000, $265,000, and $170,000 of reimbursements for such out-of-pocket expenses in 2001, 2000, and 1999, respectively. In addition, the General Partner, its affiliates or its managing agent, CSL, received approximately $2,487,000, $3,130,000, and $3,126,000 for salary and benefit reimbursements during 2001, 2000 and 1999 respectively.

In addition, a significant stockholder of Capital Senior Living Corporation is chairman of the board and principal stockholder of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

Financial Statements

The following documents were filed as part of this report beginning at page F-1:

o    Report of Independent Auditors of Ernst & Young LLP;
o    Independent Auditors' Report of KPMG LLP;
o    Consolidated Balance Sheets -December 31, 2001 and 2000;
o    Consolidated Statements of Income - Three years ended December 31, 2001;
o Consolidated Statements of Partnership Equity - Three years ended December 31, 2001;
o    Consolidated  Statements  of Cash Flows - Three  years ended  December  31,
     2001; and
o    Notes to Consolidated Financial Statements.

Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The list of exhibits is incorporated herein by reference to the exhibit index on page E-1 of this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.


    HEALTHCARE PROPERTIES, L.P.


         By:  Capital Realty Group Senior Housing, Inc.,
          General Partner


         By: /s/ Robert L. Lankford
            --------------------------------------------
            Robert L. Lankford, President
            March 28, 2002

                  HealthCare Properties, L.P. and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 2001, 2000, and 1999




                                    Contents


Report of Ernst & Young LLP, Independent Auditors......................................................F-1
Independent Auditors' Report of KPMG LLP...............................................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................................F-3
Consolidated Statements of Income......................................................................F-4
Consolidated Statements of Partnership Equity (Deficit)................................................F-5
Consolidated Statements of Cash Flows..................................................................F-6
Notes to Consolidated Financial Statements.............................................................F-7


                         Report of Independent Auditors

The Partners
HealthCare Properties, L.P.:

We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, partnership equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                  ERNST & YOUNG LLP

                                                    /s/ ERNST & YOUNG LLP
Dallas, Texas
February 8, 2002,
except for Notes 3 and 5, as to which the date is
February 28, 2002

                          Independent Auditors' Report

The Partners
HealthCare Properties, L.P.:

We have audited the consolidated statements of income, partnership equity and cash flows of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HealthCare Properties L.P. and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    KPMG LLP

                                     /s/ KPMG LLP
Dallas, Texas
February 4, 2000,
except as to the third paragraph of
Note 13 which is as of
March 1, 2000

                  HealthCare Properties, L.P. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                    December 31
                                                                              2001               2000
                                                                       ---------------------------------------

Assets (Note 2)
Cash and cash equivalents                                                     $  1,694,546        $13,514,255
Accounts receivable, less allowance for doubtful accounts of
   $652,212 in 2001 and $798,737 in 2000                                            89,185            753,814
Prepaid expenses                                                                         -             15,200
Assets held for sale                                                             1,863,652          4,462,527
Property and improvements, net (Notes 3, 4, and 5)                               3,272,204          6,451,238
Deferred charges, less accumulated amortization of $955,607 in
   2001 and $858,281 in 2000                                                             -             97,326
                                                                       ---------------------------------------
Total assets                                                                  $  6,919,587       $ 25,294,360
                                                                       =======================================

Liabilities and Partnership Equity
Accounts payable and accrued expenses                                          $   175,001        $   564,449
Operating facility accounts payable                                                  3,345            148,313
Security deposits                                                                  101,247                  -
Mortgage loans payable (Note 4)                                                  1,123,389          4,772,795
                                                                       ---------------------------------------
Total liabilities                                                                1,402,982          5,485,557

Partnership equity (deficit):
   Limited partners (4,148,325 units at December 31, 2001 and 2000)              5,550,910         19,748,775
   General partner                                                                 (34,305)            60,028
                                                                       ---------------------------------------
Total partnership equity                                                         5,516,605         19,808,803
                                                                       ---------------------------------------
Total liabilities and partnership equity                                      $  6,919,587       $ 25,294,360
                                                                       =======================================


See accompanying notes.


                  HealthCare Properties, L.P. and Subsidiaries

                        Consolidated Statements of Income


                                                                       Years ended December 31
                                                              2001              2000              1999
                                                        ------------------------------------------------------

Revenues:
   Resident and health care revenue                           $ 3,019,174       $ 5,663,026       $ 5,196,080
   Rental and lease income (Note 5)                             3,619,003         4,083,925         4,303,739
                                                        ------------------------------------------------------
                                                                6,638,177         9,746,951         9,499,819
                                                        ------------------------------------------------------
Expenses:
   Facility operating expenses                                  3,461,459         4,862,317         4,700,597
   Depreciation                                                   442,619           532,949         1,144,939
   Fees to related parties (Note 6)                               419,203           837,912         1,104,000
   Bad debt expense, net of recoveries of
     $0 in 2001, $0 in 2000 and
     $700,000 in 1999                                             797,619                 -          (248,484)
   Write-down of asset held for sale to estimated
     net realizable value                                               -           232,490                 -
   Administrative and other                                       207,116           446,463           386,943
                                                        ------------------------------------------------------
                                                                5,328,016         6,912,131         7,087,995
                                                        ------------------------------------------------------
Income from operations                                          1,310,161         2,834,820         2,411,824

Other income (expense):
   Interest income                                                248,413           767,806           594,715
   Interest expense                                              (363,614)         (498,416)         (584,204)
   Amortization                                                   (56,291)         (107,041)         (105,132)
   Gain (loss) on sale of properties, net (Note 3)              2,444,448          (347,896)          772,286
   Other                                                          155,796             2,608            41,909
                                                        ------------------------------------------------------
                                                                2,428,752          (182,939)          719,574
                                                        ------------------------------------------------------
Income before extraordinary loss                                3,738,913         2,651,881         3,131,398
Extraordinary loss                                               (434,199)                -                 -
                                                        ------------------------------------------------------
Net income                                                    $ 3,304,714       $ 2,651,881       $ 3,131,398
                                                        ------------------------------------------------------

Allocation of net income:
   Limited partners                                           $ 3,152,135       $ 2,595,512       $ 3,084,216
   General partner                                                152,579            56,369            47,182
                                                        ------------------------------------------------------
                                                              $ 3,304,714       $ 2,651,881       $ 3,131,398
                                                        ======================================================

Basic per limited partnership unit calculations:
   Net income before extraordinary loss                       $       .86       $       .63       $       .74
   Extraordinary loss                                                (.10)                -                 -
                                                        ------------------------------------------------------
   Net income                                                 $       .76       $       .63       $       .74
                                                        ======================================================
   Distributions                                              $     (4.18)      $     (2.18)      $      (.67)
                                                        ======================================================
Weighted average number of units                                4,148,325         4,148,325         4,148,325
                                                        ======================================================

See accompanying notes.


                  HealthCare Properties, L.P. and Subsidiaries

             Consolidated Statements of Partnership Equity (Deficit)


                                                       Limited              General
                                                       Partners             Partner             Total
                                                 -------------------------------------------------------------


Equity at January 1, 1999                               $   25,869,116        $    52,477       $  25,921,593
   Net income                                                3,084,216             47,182           3,131,398
   Distributions                                            (2,763,569)                 -          (2,763,569)
                                                 -------------------------------------------------------------
Equity at December 31, 1999                                 26,189,763             99,659          26,289,422
   Net income                                                2,595,512             56,369           2,651,881
   Distributions                                            (9,036,500)           (96,000)         (9,132,500)
                                                 -------------------------------------------------------------
Equity at December 31, 2000                                 19,748,775             60,028          19,808,803
   Net income                                                3,152,135            152,579           3,304,714
   Distributions                                           (17,350,000)          (246,912)        (17,596,912)
                                                 -------------------------------------------------------------
Equity (Deficit) at December 31, 2001                   $    5,550,910        $   (34,305)       $  5,516,605
                                                 =============================================================


See accompanying notes.


                  HealthCare Properties, L.P. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                           Year ended December 31
                                                                  2001              2000              1999
                                                           --------------------------------------------------------

Operating Activities
Net income                                                       $  3,304,714      $  2,651,881       $  3,131,398
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Write-down of asset held for sale to estimated net
       realizable value                                                     -           232,490                  -
     Depreciation and amortization                                    498,910           639,990          1,250,071
     Bad debt expense, net of recoveries                              797,619                 -           (248,484)
     (Gain) loss on sale of properties                             (2,444,448)          347,896           (772,286)
     Extraordinary loss                                               434,199                 -                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                           (132,990)          867,129           (529,127)
       Prepaid expenses                                                15,200           (14,895)            36,300
       Accounts payable and accrued expenses                         (341,185)          120,213           (116,160)
       Security deposits                                              101,247                 -                  -
                                                           --------------------------------------------------------
Net cash provided by operating activities                           2,233,266         4,844,704          2,751,712

Investing Activities
Purchase of property and improvements                                 (20,500)          (27,572)           (20,191)
Proceeds from sales of properties                                   3,644,457         4,506,173          2,739,954
                                                           --------------------------------------------------------
Net cash provided by investing activities                           3,623,957         4,478,601          2,719,763

Financing Activities
Payments on mortgage loans payable                                    (80,020)         (400,486)          (955,375)
Distributions to partners                                         (17,596,912)       (9,132,500)        (2,763,569)
                                                           --------------------------------------------------------
Net cash used in financing activities                             (17,676,932)       (9,532,986)        (3,718,944)
                                                           --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents
                                                                  (11,819,709)         (209,681)         1,752,531
Cash and cash equivalents at beginning of year                     13,514,255        13,723,936         11,971,405
                                                           --------------------------------------------------------
Cash and cash equivalents at end of year                         $  1,694,546      $ 13,514,255       $ 13,723,936
                                                           ========================================================

Supplemental Disclosures
Cash paid for interest                                           $    365,022      $    495,876       $    579,261
                                                           ========================================================


    See accompanying notes.

                  HealthCare Properties, L.P. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. General

HealthCare Properties, L.P. (HCP or the Partnership) is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc.
(CRG) is the sole general partner of the Partnership. Capital Senior Living, Inc. (CSL), a wholly owned subsidiary of Capital Senior Living Corporation
(CSLC), and an affiliate of CRG until June 1998, is the managing agent for the Partnership, replacing CRG.

Capital Senior Living Properties, Inc. (CSLP), a wholly owned subsidiary of CSLC, owned approximately 57% of the Partnership's limited partner units at December 31, 2001, 2000, and 1999. As a result, HCP is consolidated into the financial statements of CSLC. CSLC is subject to the reporting obligations of the Securities and Exchange Commission.

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which operated the Partnership's Cambridge Nursing Home, located in Cambridge, Massachusetts, until it was sold on August 15, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2001, the Partnership leased two of its three properties to unaffiliated operators on a triple net basis. At December 31, 2000, the Partnership leased four of its five properties to unaffiliated operators on a triple net basis. At December 31, 1999, the Partnership leased six of its seven properties to unaffiliated operators on a triple net basis.

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

During 1999, the Partnership reclassified four of its properties to assets held for sale. Three of the properties had been leased to Rebound Inc., a subsidiary of HealthSouth Corporation (HealthSouth), under a master lease agreement. These properties were closed by the lessee. Effective August 5, 1999, HealthSouth agreed to transfer control of the closed communities to the Partnership. The assets of one of the four communities classified as held for sale, with the exception of two houses, were sold during 1999. The assets of two of the remaining communities and one of the houses were sold during 2000. During 2000, the Partnership recorded a write-down on the remaining house of $232,490 due to a reduction in estimated net realizable value. During 2001, the Partnership reclassified an additional property to assets held for sale, and sold the remaining house. In addition, during 2001, a lender foreclosed on a property that had been classified as an asset held for sale, resulting in an extraordinary loss of $434,199. The Partnership estimates the one remaining property classified as held for sale has an aggregate fair value, net of costs of disposal, of $1,863,652 at December 31, 2001. The amount the Partnership will ultimately realize could differ materially from this estimate.

Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs are being amortized using the straight-line method over the lives of the related leases or mortgage loans.

The consolidated financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 2001, 2000, or 1999. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 2001, 2000, or 1999.

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

Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis, (ii) to limited partners  until  they  have been  paid an  amount  equal to the  amount of their
Adjusted Investment, (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference, and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of the Partnership from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner.

For the year ended December 31, 2001, the gain on the sale of Cambridge (Note 3) was allocated first to the deficit of the general partner account and the remaining amount was allocated to the limited partners. The loss on the Cedarbrook sale was allocated to the balance on the partners' capital accounts on the date of the event, resulting in 99.99% of the loss being allocated to the limited partners' and 0.01% to the general partner. The extraordinary loss on the McCurdy foreclosure was allocated to the balance on the partners' capital accounts on the date of the event, resulting in 99.99% of the loss being allocated to the limited partners and 0.01% to the general partner. The remaining net income was allocated 98% to the limited partners and 2% to the general partner. The Partnership made distributions of $17,350,000 and $246,912 to the limited partners and general partner, respectively.

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

For the year ended December 31, 1999, the gain on sale of the Cedarbrook main campus facility (see Note 3) was allocated 100% to the limited partners. The remaining 1999 net income was allocated 98% to the limited partners and 2% to the general partner. The Partnership made a $2,763,569 distribution to the limited partners in 1999 and no distribution to the general partner.

The  Partnership  evaluates  the  performance  and  allocates  resources  of its properties based on current operations and market assessments on a property-by-property basis. The Partnership does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Property and Improvements

Property and improvements consist of:

                                                                                 December 31
                                                                          2001                 2000
                                                                   -------------------- --------------------

Land                                                                      $  1,056,039         $  1,677,310
Buildings and improvements                                                   4,932,962           13,270,191
Furniture, fixtures, and equipment                                             487,423              942,365
                                                                   -------------------- --------------------
                                                                             6,476,424           15,889,866
Less allowance for reduction in carrying value of operating
  property                                                                           -            2,185,381
                                                                   -------------------- --------------------
                                                                             6,476,424           13,704,485
Less accumulated depreciation                                                3,204,220            7,253,247
                                                                   -------------------- --------------------
                                                                          $  3,272,204         $  6,451,238
                                                                   ==================== ====================

During 2001, the Partnership sold its Cambridge facility and final Cedarbrook house for net proceeds of $3,644,457, and the gain on the sale was $2,444,448. Also during 2001, the Crenshaw Creek property was reclassified to assets held for sale at a net book value of $1,863,652, which is the lower of net book value or fair value. The lessee of the McCurdy facility defaulted on its minimum lease payment. The Partnership attempted to work with the current lessee to stabilize it census, but was unable to do so. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199.

On January 1, 2002, the Hearthstone property was sold for net proceeds of $2,641,003, which resulted in a gain of $1,777,113.

On February 28, 2002, the Trinity Hills facility was sold for $1,800,000, resulting in a gain of approximately $506,000 and net cash proceeds of $1,747,323 after payment of settlement costs.

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

On September 20, 1999, the Partnership sold the Cedarbrook main campus facility for $2,739,954, net of sales commissions and settlement costs, which resulted in a $772,286 gain on the sale.

The following information is a summary of Partnership additions to and deductions from property and improvements and accumulated depreciation for the years ended December 31, 2001 and 2000. The information presented includes furniture, fixtures, and equipment, which are immaterial to the Partnership.

Property and Improvements                                                 2001                  2000
-------------------------------------------------------------------------------------------------------------

Balance at beginning of year                                              $ 13,704,485         $  13,676,913
Additions during the year                                                       20,500                27,572
                                                                   -------------------- ---------------------
                                                                            13,724,985            13,704,485
Deductions during year:
   Cost of property sold                                                     3,245,829                     -
   Reclass to assets held for sale                                           4,002,732                     -
                                                                   -------------------- ---------------------
Balance at end of year                                                    $  6,476,424         $  13,704,485
                                                                   ==================== =====================

Accumulated depreciation:
   Balance at beginning of year                                           $  7,253,247         $   6,720,298
   Additions                                                                   442,619               532,949
   Deductions during year:
     Property sold                                                           2,352,566                     -
     Reclass to assets held for sale                                         2,139,080                     -
                                                                   -------------------- ---------------------
Balance at end of year                                                    $  3,204,220         $   7,253,247
                                                                   ==================== =====================


The following is a summary of information for the individual Partnership properties from inception of the Partnership through December 31, 2001. The information presented includes furniture, fixtures, and equipment, which are immaterial to the Partnership.


                                                                   Costs
                                                                Capitalized
                                                               Subsequent to
                                  Initial Cost to Partnership   Acquisition

                                  ---------------------------- --------------
                                                 Buildings                                   Buildings
                                                    and                                         and
              Description             Land      Improvements  Improvements       Land      Improvements     Total     Encumbrances
      -------------------------- ------------- ------------- ---------------- ---------- --------------- ---------- ----------------

       Trinity Hills nursing
          home
          Ft. Worth, TX                300,000     2,400,000      26,152            300,000    2,426,152   2,726,152             -
       Hearthstone nursing home
          Austin, TX                   756,039     2,868,961     116,365            756,039    2,985,326   3,741,365      1,123,389
       Partnership assets
          Dallas, TX
                                             -             -       8,907                  -        8,907       8,907             -
                                  ------------- ------------- ---------------- ------------- ------------ ------------ -------------
       Total properties and        $ 1,056,039   $ 5,268,961    $151,424        $ 1,056,034   $5,420,385  $6,476,424    $ 1,123,389
          improvements
                                  ------------- ------------- ---------------- ------------- ------------ ------------ -------------
       Crenshaw Creek rehab
          facility Lancaster, SC   $   123,801   $ 3,776,199    $102,732        $   123,801   $3,878,931  $4,002,732    $        -
                                  ------------- ------------- ---------------- ------------- ------------ ------------ -------------

       Total assets held for
         sale                      $   123,801   $ 3,776,199    $102,732        $   123,801   $3,878,931  $4,002,732    $        -
                                  ============= ============= ================ ============= ============ ============ =============



Table continued:



                                     Accumulated       Date of        Date     Useful
              Description           Depreciation   Construction    Acquired    Life
       -------------------------- --------------- -------------- ----------- --------

       Trinity Hills nursing
          home                                                                25-31
          Ft. Worth, TX                1,525,548       1971          1988     years
       Hearthstone nursing home                                               25-31
          Austin, TX                   1,670,660       1988          1988     years
       Partnership assets
          Dallas, TX                                                 1991-    5-10
                                           8,012        n/a          1993     years
                                  --------------
       Total properties and           $3,204,220
          improvements
                                  --------------
       Crenshaw Creek rehab                                                   25-31
          facility Lancaster, SC      $2,139,080       1988          1988     years
                                  --------------
       Total assets held for
         sale                         $2,139,080
                                  ===============


4. Mortgage Loans Payable

Mortgage loans payable consist of the following at December 31:

                                                                            2001                2000
                                                                      ------------------ -------------------

Hearthstone property - note payable to life insurance company                $1,123,389          $1,173,285
McCurdy property - note payable to bank                                               -           3,599,510
                                                                      ------------------ -------------------
Total mortgage loans payable                                                 $1,123,389          $4,772,795
                                                                      ================== ===================

Mortgage loans payable bear interest of 10.75% at December 31, 2001, and ranged from 10.5% to 10.75% at December 31, 2000. These notes are payable in monthly installments of $14,847 at December 31, 2001, and $59,100 at December 31, 2000, including interest. The notes are secured by properties with net book values aggregating $2,070,705 and $6,344,347 at December 31, 2001 and 2000,
respectively. The note on the Hearthstone property matures in 2002.

During 2001, the lessee of the McCurdy facility defaulted on its minimum lease payment. The Partnership attempted to work with the current lessee to stabilize its census, but was unable to do so. The facility was foreclosed by the lender on September 11, 2001. In connection with the foreclosure, net fixed assets of $4,196,816, mortgage loans of $3,569,386 and accrued interest of $193,231 were written off resulting in an extraordinary loss of $434,199.

5. Leases

The Partnership leases its property and equipment to tenants under noncancelable operating leases. The lease terms expire in 2006, with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $151,089, $112,597, and $332,411 in 2001, 2000, and 1999, respectively.

Minimum rentals are $260,640 for the year 2002, subject to change based on changes in interest rates. The minimum rentals thereafter are $1,149,120:

           2002                                       $  260,640
           2003                                          287,280
           2004                                          287,280
           2005                                          287,280
           2006                                          287,280
                                                   -------------------
           Total                                      $1,409,760
                                                   ===================

Property and improvements, less accumulated depreciation attributable to such properties with minimum rentals, amounted to $1,200,604 and $6,463,743 at December 31, 2001 and 2000, respectively.

The Hearthstone lease expired on November 7, 2000. The parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee and the Partnership attempted to negotiate an extension of the lease, but were unsuccessful in doing so. The Hearthstone lessee did not pay its April 2001 rent to the Partnership. The Partnership negotiated a new lease with an affiliated operator, effective May 1, 2001. All rental payments to date to the Partnership have been timely. The Hearthstone property was sold on January 1, 2002.

The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee of the Trinity Hills facility filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. As of January 1, 2002, a new lessee has entered into a lease with the Partnership through December 31, 2006. On February 28, 2002, the lessee purchased The Trinity Hills facility.

6. Related Party Transactions

Personnel working at the property sites and certain home office personnel who perform services on behalf of the Partnership are employees of CSL. The
Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel. In addition, the Partnership pays fees to the general partner and to CSL. The approximate costs of these arrangements are reflected below:

                                                                   Year ended December 31
                                                         2001               2000                1999
                                                  ------------------- ------------------ -------------------

Salary and benefit reimbursements                        $2,487,415        $3,130,000          $3,126,000
                                                  ================== ================== ===================

Asset management fees                                    $        -        $   80,000          $  468,000
Property management fees                                    208,708           396,000             370,000
Administrative and other expenses                           111,089           265,000             170,000
General partner management fees                              59,550            97,000              96,000
GP release fee                                               39,856                 -                   -
                                                  ------------------ ------------------ -------------------
                                                         $  419,203        $  838,000          $1,104,000
                                                  ================== ================== ===================

In connection with the sale of the properties during 2001, the general partner was paid fees of $108,000.

In connection with the sale of properties during 2000, the general partner was paid fees of $142,967.

In connection with the sale of the main Cedarbrook property on September 20, 1999, the general partner was paid fees aggregating $84,750.

A former officer and significant shareholder of CSLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

7. Income Taxes

The reconciliation of financial statement basis partnership equity to federal income tax basis partnership equity is as follows:

                                                                        Year ended December 31
                                                                2001             2000              1999
                                                          ----------------- ---------------- -----------------

Total partnership equity - financial statement basis          $ 5,516,605      $19,808,803       $26,289,422
Current year tax basis net (losses) earnings over              (4,797,732)      (1,155,714)          197,634
   financial statement basis
Cumulative tax basis net earnings over financial                4,775,575        5,931,289         5,733,655
   statement basis
                                                          ----------------- ---------------- -----------------
Total partnership equity - federal income tax basis           $ 5,494,448      $24,584,378       $32,220,711
                                                          ================= ================ =================

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

The federal income tax basis of the Partnership's property and improvements at December 31, 2001 and 2000, is $8,340,076 and $15,938,155, respectively.

8. Business and Credit Concentrations

As of December 31, 2001, the Partnership's three remaining facilities are located in Texas and South Carolina. The facilities operated by HealthSouth through November 2001 (Note 2) are located in the southeastern United States and accounted for approximately $2,169,750 (32%), $2,367,000 (24%), and $2,367,000
(25%) of Partnership revenues in 2001, 2000, and 1999, respectively. One property leased to an unaffiliated operator accounted for approximately $612,328 (9%), $918,000 (9%), and $955,000 (10%) of Partnership revenues in 2001, 2000, and 1999, respectively.

The Partnership also derived revenue from the Medicaid program funded by the State of Massachusetts until the sale of the Cambridge property. The Partnership derived 36% of its revenues in 2001, 40% of its revenues in 2000, and 33% of its revenues in 1999 from the state program in Massachusetts. The Partnership also derived 3%, 6% and 11% of its revenues from the Medicare program in 2001, 2000 and 1999, respectively.

Receivables due from the Massachusetts state Medicaid program aggregated $258,221 and $608,133 at December 31, 2001 and 2000, respectively.

The Partnership does not require collateral or other security to support financial instruments subject to credit risk.

9. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments presented below:

Cash and Cash Equivalents, Receivables, Payables and Mortgage Loans Payable - The carrying amount approximates fair value because of the short maturity of these instruments.

10. Condensed Operating Results for Subsidiary

Operating results for the Partnership's subsidiary, Cambridge LLC, follow:

                                                     2001                 2000                  1999
                                              -------------------- -------------------- ---------------------

Net patient service revenue                           $ 3,019,174          $ 5,663,026           $ 5,154,045
Facility operating expenses                             3,309,389            4,862,317             4,700,597
Depreciation                                               13,253               19,546               218,029
Fees to affiliates                                        270,903              453,014               427,293
Bad debt expense, net of recoveries of $0
   in 2001, $0 in 2000, and $700,000 in 1999
                                                          152,077                    -              (248,484)
                                              -------------------- -------------------- ---------------------
                                                        3,745,622            5,334,877             5,097,435
                                              -------------------- -------------------- ---------------------
(Loss) income from operations                         $  (726,448)         $   328,149           $    56,610
                                              ==================== ==================== =====================


11. Selected Quarterly Financial Data (Unaudited)

                                                                Fiscal 2001 Quarters
                                         -------------------------------------------------------------------
                                              First           Second            Third           Fourth
                                         ---------------- ---------------- ---------------- ----------------

Revenues                                      $2,484,141       $2,501,468       $1,062,987       $  589,581
                                         ================ ================ ================ ================

Net income before extraordinary loss          $  536,726       $  435,067       $2,479,154       $  287,966
Extraordinary loss                                     -                -         (434,199)               -
                                         ---------------- ---------------- ---------------- ----------------
Net income                                    $  536,726       $  435,067       $2,044,955       $  287,966
                                         ================ ================ ================ ================

Basic earnings per limited partnership unit:
     Net income before extraordinary
       loss                                   $      .13       $      .10       $      .56       $      .07
     Extraordinary loss                                -                -             (.10)               -
                                         ---------------- ---------------- ---------------- ----------------
     Net income                               $      .13       $      .10       $      .46       $      .07
                                         ================ ================ ================ ================

                                                                Fiscal 2000 Quarters
                                         -------------------------------------------------------------------
                                              First           Second            Third         Fourth (a)
                                         ---------------- ---------------- ---------------- ----------------

Revenues                                      $2,428,494       $2,445,155       $2,425,045       $2,448,257
Net income                                     1,051,539          897,130          229,220          473,992
Basic earnings per limited partnership
   unit                                              .25              .21              .05              .12


(a) During the fourth quarter of 2000, the Partnership recorded a write-down on an asset held for sale of $232,490 due to a reduction in estimated net realizable value.

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
