Form 10-Q
period 2002-03-31
HEALTHCARE PROPERTIES L P
filed 2002-05-15
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 2002         December 31, 2001
                                                                              (Unaudited)               Audited
                                                                              -----------               -------

ASSETS

Cash and cash equivalents                                                  $      2,792,407        $      1,694,546

Accounts receivable, less allowance for doubtful
  accounts of $649,211 in 2002 and $652,212 in 2001                                       -                  89,185

Asset held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         1,863,652               1,863,652

Property and improvements, net                                                          812               3,272,204
                                                                           ----------------        ----------------

          Total assets                                                     $      4,656,871        $      6,919,587
                                                                           ================        ================


LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                      $         34,823        $        175,001

Operating facility accounts payable                                                       -                   3,345

Security deposits                                                                         -                 101,247

Mortgage loan payable                                                                     -               1,123,389
                                                                            ---------------        ----------------

                                                                                     34,823               1,402,982
                                                                            ---------------        ----------------

Partnership equity (deficit):
  Limited partners (4,148,325 units outstanding in 2002
  and 2001)                                                                       4,634,433               5,550,910
  General partner                                                                   (12,385)                (34,305)
                                                                            ----------------       -----------------
                                                                                  4,622,048               5,516,605
                                                                            ---------------        ----------------

          Total liabilities and partnership equity                          $     4,656,871        $      6,919,587
                                                                            ===============        ================

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                     Three months ended
                                                                        March 31, 2002               March 31, 2001
                                                                        --------------               --------------
Revenues:
   Rental                                                               $        37,071               $     1,030,902
   Net patient services                                                               -                     1,453,239
                                                                        ---------------               ---------------
                                                                                 37,071                     2,484,141
                                                                        ---------------               ---------------


Expenses:
   Facility operating expenses                                                        -                     1,310,244
   Depreciation                                                                  13,443                       133,826
   Administrative and other                                                     158,023                       247,653
   (Recoveries) Bad debts                                                        (3,001)                      244,623
                                                                        ---------------               ---------------
                                                                               (168,465)                    1,936,346
                                                                        ---------------               ---------------
       (Loss) income from operations                                           (131,394)                      547,795
                                                                        ---------------               ---------------


Other income (expenses):
   Gain on disposition of property                                            2,283,193                             -
   Interest income                                                               13,196                       125,532
   Other income                                                                  63,498                             -
   Interest expense                                                             (11,234)                     (118,785)
   Amortization                                                                       -                       (17,816)
                                                                        ---------------               ---------------
                                                                              2,348,653                       (11,069)
                                                                        ---------------               ---------------

           Net income                                                   $     2,217,259               $       536,726
                                                                        ===============               ===============


Allocation of net income
   Limited partner                                                      $     2,183,523               $       525,992
   General partner                                                               33,736                        10,734
                                                                        ---------------               ---------------
                                                                        $     2,217,259               $       536,726
                                                                         ==============               ===============

Basic per limited partnership unit calculations:
   Net income                                                           $           .53               $           .13
                                                                        ===============               ================
   Distributions                                                        $           .75               $          1.18
                                                                        ===============               ================

WEIGHTED AVERAGE NUMBER OF UNITS                                              4,148,325                     4,148,325
                                                                        ===============               ================

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)





                                                    Limited             General
                                                    Partners            Partners               Total
                                                    --------            --------               -----

EQUITY (DEFICIT) at
   December 31, 2001                               $    5,550,910      $    (34,305)        $    5,516,605

Distributions                                          (3,100,000)          (11,816)            (3,111,816)

Net Income - Unaudited                                  2,183,523            33,736              2,217,259
                                                   --------------      ------------         --------------

EQUITY (DEFICIT) at
   March 31, 2002 - Unaudited                      $    4,634,433      $    (12,385)        $    4,622,048
                                                   ==============      =============        ==============











                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Three months ended
                                                                                 March 31, 2002             March 31, 2001
                                                                                 --------------             --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   2,217,259              $     536,726
   Adjustments to reconcile net income to
     net cash provided by operating activities:
             (Recoveries) bad debts                                                      (3,001)                   244,623
             Depreciation and amortization                                               13,443                    151,642
             Gain on disposition of property, net                                    (2,283,193)                         0
             Changes in assets and liabilities:
                   Accounts receivable                                                   92,186                   (113,970)
                   Prepaid expenses                                                           -                     14,768
                   Accounts payable and accrued expenses                               (143,523)                  (143,325)
                   Security deposits                                                   (101,247)                         -
                                                                                  --------------             -------------

                    NET CASH (USED IN) PROVIDED BY
                    OPERATING ACTIVITIES                                               (208,076)                   690,464
                                                                                  --------------             -------------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                  Proceeds from sale of property                                      4,417,753                          0
                  Purchases of property and improvement                                       -                    (20,500)
                                                                                  -------------              -------------
                    NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES                                              4,417,753                    (20,500)
                                                                                  -------------              --------------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Distributions to partners                                          (3,111,816)                (5,000,000)
                  Payments on mortgage loan payable                                           -                    (43,250)
                                                                                  -------------              --------------

                    NET CASH USED IN
                    FINANCING ACTIVITIES                                             (3,111,816)                (5,043,250)
                                                                                  --------------             --------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                  1,097,861                 (4,373,286)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                1,694,546                 13,514,255
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $   2,792,407              $   9,140,969
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $      22,304              $      89,785
                                                                                  =============              =============



                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


A. ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnote thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2001.

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


B. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. ("CSL"), the managing agent of Registrant. Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying condensed consolidated financial statements. Reimbursements and fees paid to Capital Realty Group Senior Housing, Inc. ("CRGSH") and CSL are as follows:

                                                                      Three months ended
                                                           March 31, 2002             March 31, 2001
                                                           --------------             --------------

Salary and benefit reimbursements                          $            -              $      952,503
Administrative reimbursements                                      27,006                      49,329
Property management fees                                                -                     101,727
General partner fees                                                  551                      22,545
                                                           --------------              --------------
                                                           $       27,557              $    1,126,104
                                                           ==============              ==============

In connection with the sale of the Hearthstone and Trinity Hills facilities in the first quarter of 2002, the General Partner was paid fees of $174,000 or 3% of the sales proceeds as allowed in the Partnership Agreement.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001



Currently, Capital Senior Living Properties, Inc., formerly an affiliate of CRGSH, holds approximately 57 percent of the outstanding units of the Registrant. Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission, or 3% of the sales proceeds as allowed in the Partnership Agreement.

On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates"). Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

C. VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 2002, based on Registrant's evaluation of the properties, Registrant did not record any impairment.

D. DISPOSITION OF PROPERTIES

The Hearthstone facility was sold on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. The Trinity Hills facility was sold on February 28, 2002 for $1,800,000, resulting in a gain of $506,079 and net cash proceeds of $1,747,323 after payment of settlement costs.


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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 2002, eleven of the original twelve properties had either been sold or deeded back to the lender, leaving Registrant one unleveraged property, the Crenshaw facility. As of March 31, 2002, the Crenshaw facility is classified as an asset held for sale.

Potential sources of liquidity for Registrant include current holdings of cash and cash equivalents, collection of outstanding receivables on previously owned facilities which are fully reserved as of March 31, 2002, collection on defaulted rent and/or damage settlements related to leases in default, and a potential sale of the Registrant's remaining asset.

As of March 31, 2002, Registrant had cash and cash equivalents aggregating $2,792,407. The cash and cash equivalents will be used for working capital, emergency reserves, and future potential cash distributions.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in its existing asset for improvements and sale. Future cash distributions will be dependent on the sale of its remaining asset. Cash and sale distributions of $3,111,816 and $5,000,000 were made for the first quarters ending March 31, 2002 and 2001 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Three Months Ending March 31, 2002

Rental revenues for the three months ended March 31, 2002 decreased $993,831 from the comparable three months ended March 31, 2001, due to the sale of the Hearthstone and Trinity Hills facilities during the three months ended March 31, 2002. Net patient services for the three months ended March 31, 2002 decreased $1,453,239 from the three months ended March 31, 2002 primarily due to the sale of the Cambridge facility in August 2001. Interest income for the three months ended March 31, 2002 decreased $112,336 from the three months ended March 31, 2001 primarily due to decreasing cash available for investment. Other income of $63,498 was received during the first quarter ended March 31, 2002 due to payment of an administrative claim on the Cambridge facility. A gain of $2,283,193 was recognized for the three months ended March 31, 2002 due to the sale of the Hearthstone and Trinity Hills facilities.

Facility operating expenses for the three months ended March 31, 2002 decreased by $1,310,244 from the comparable 2001 period primarily due to the sale of the Cambridge facility. Depreciation for the three months ended March 31, 2002, decreased $120,383 from the comparable 2001 period due to the sale of the Hearthstone and Trinity Hills facilities. Administrative expenses decreased $89,630 for the three months ended March 31, 2002 in comparison to 2001 due to decreased management fees. Bad debt expense decreased $247,624 for the three months ended March 31, 2002 in comparison to the 2001 period due to the foreclosure of the McCurdy property in 2001. Interest expense for the three months ended March 31, 2002 decreased by $107,551 from the comparable 2001 period, due to the sale of the Hearthstone facility and foreclosure of the McCurdy facility, and retirement of the related mortgages. Amortization expense for the three months ended March 31, 2002 decreased $11,069 from the comparable 2001 period, due to fully amortized deferred charges in 2001.

Cash and cash equivalents as of March 31, 2002 increased by $1,097,861 from the balance at December 31, 2001. Cash flows increased by $5,471,147 for the three months ending March 31, 2002 in comparison to the three months ending March 31, 2001 primarily due to cash proceeds from the sale of the Hearthstone and Trinity Hills facilities and decreased cash distributions. Net accounts receivable of $0 at March 31, 2002 reflected a decrease of $89,185 from the balance at December 31, 2001 due to collections of account receivable balances. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $143,523 at March 31, 2002, from the balance at December 31, 2001 primarily due to paid real estate taxes and interest on the Hearthstone facility.

Following is a brief discussion of the status of Registrant's properties:

Cedarbrook, Cane Creek, Crenshaw Creek and Sandybrook Facilities

Rebound, Inc. a subsidiary of HealthSouth Corporation, formerly leased the Cedarbrook, Crenshaw Creek, Cane Creek and Sandybrook facilities pursuant to a master lease with Registrant through the end of the lease term, November 30, 2001. The Cedarbrook, Cane Creek and Sandybrook facilities have been previously sold.

Due to low occupancy, HealthSouth closed the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis through the end of the lease term. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term and the facility is held for sale as of March 31, 2002.

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

Registrant had filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments. At December 31, 1999, Registrant recorded a receivable for $700,000 related to this administrative claim, which was approved by the United States Bankruptcy Court. The $700,000 account receivable was collected on March 1, 2000. In January 2002, an additional $63,498 was received related to the administrative claim. It is unlikely that material future disbursements will be made to the Registrant from NCAC's bankruptcy.


Hearthstone, Trinity Hills and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to the Registrant. Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. The Hearthstone facility was subsequently sold and the lease terminated on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. Registrant received notice from the original lessee (who had filed for Chapter 11 bankruptcy) of a potential claim against Registrant regarding ownership of the furniture, fixtures and equipment at the Hearthstone facility. The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase held by the lessee The Trinity Hills facility was subsequently sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of $506,079 and net cash proceeds of $1,747,323 after payment of settlement costs. The lessee of the McCurdy facility defaulted on its minimum lease payments as of January 2001. Registrant attempted to work with the current lessee to stabilize its census, but was unable to do so. Registrant discontinued mortgage payments to the lender after the lessee's default on payment of lease obligations. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199, which was recorded in the quarter ended September 30, 2001.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Registrant has a pending claim that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of Registrant.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
         ----------------------------------------
         Robert Lankford
         President
Date:    May 15, 2002