Form 10-Q
period 2002-06-30
HEALTHCARE PROPERTIES L P
filed 2002-08-12
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                           CONSOLIDATED BALANCE SHEETS


                                                                             June 30, 2002         December 31, 2001
                                                                              (Unaudited)               Audited

ASSETS

Cash and cash equivalents                                                  $      2,641,821        $      1,694,546

Accounts receivable, less allowance for doubtful
  accounts of $648,698 in 2002 and $652,212 in 2001                                       -                  89,185

Assets held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         1,863,652               1,863,652

Property and improvements, net                                                          729               3,272,204
                                                                           ----------------        ----------------

          Total assets                                                     $      4,506,202        $      6,919,587
                                                                           ================        ================


LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                       $        19,500        $        175,001

Operating facility accounts payable                                                       -                   3,345

Security deposits                                                                         -                 101,247

Mortgage loans payable                                                                    -               1,123,389
                                                                            ---------------        ----------------

          Total liabilities                                                          19,500               1,402,982
                                                                            ---------------        ----------------

Partnership equity (deficit):
  Limited partners (4,148,325 units outstanding in 2002 and   2001)
                                                                                  4,501,794               5,550,910
  General partner                                                                   (15,092)                (34,305)
                                                                            ----------------       -----------------
          Total partnership equity                                                4,486,702               5,516,605
                                                                            ---------------        ----------------

          Total liabilities and partnership equity                          $     4,506,202        $      6,919,587
                                                                            ===============        ================


                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  Three months ended
                                                                      June 30, 2002                June 30, 2001
                                                                      -------------                -------------

Revenues:
   Rental                                                             $             -              $     1,105,851
   Net patient services                                                             -                    1,395,617
                                                                      ---------------              ---------------
                                                                                    -                    2,501,468
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                                      -                    1,329,735
   Depreciation                                                                    84                      134,168
   Administrative and other                                                   144,868                      266,716
   (Recoveries) bad debts                                                        (513)                     272,836
                                                                      ----------------             ---------------
                                                                              144,439                    2,003,455
                                                                      ---------------              ---------------
       (Loss) income from operations                                         (144,439)                     498,013
                                                                      ----------------             ---------------


Other income (expenses):
   Interest income                                                              9,093                       71,391
   Interest expense                                                                 -                     (118,060)
   Amortization                                                                     -                      (16,277)
                                                                      ---------------              ----------------
                                                                                9,093                      (62,946)
                                                                      ---------------              ----------------


         Net (loss) income                                            $      (135,346)             $       435,067
                                                                      ================             ===============


Allocation of net (loss) income
   Limited partner                                                           (132,639)                     426,365
   General partner                                                             (2,707)                       8,702
                                                                      ----------------             ---------------
                                                                             (135,346)                     435,067
                                                                      ----------------             ---------------

Basic per limited partnership unit calculations:
   Net (loss) income                                                  $          (.03)             $           .10
                                                                      ================             ===============
   Distributions                                                      $              -             $             -
                                                                      ================             ===============

WEIGHTED AVERAGE NUMBER OF UNITS                                             4,148,325                   4,148,325
                                                                      ================             ===============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Six months ended
                                                                      June 30, 2002                June 30, 2001
                                                                      -------------                -------------

Revenues:
   Rental                                                             $        37,071              $     2,136,753
   Net patient services                                                             -                    2,848,856
                                                                      ---------------              ---------------
                                                                               37,071                    4,985,609
                                                                      ---------------              ---------------


Expenses:
   Facility operating expenses                                                      -                    2,639,979
   Depreciation                                                                13,527                      267,994
   Administrative and other                                                   302,891                      514,369
   (Recoveries) bad debts                                                      (3,514)                     517,459
                                                                      ----------------             ---------------
                                                                              312,904                    3,939,801
                                                                      ---------------              ---------------
       (Loss) income from operations                                         (275,833)                   1,045,808
                                                                      ----------------             ---------------


Other income (expenses):
   Gain on disposition of property                                          2,283,193                            -
   Interest income                                                             22,289                      196,923
   Other income                                                                63,498                            -
   Interest expense                                                           (11,234)                    (236,845)
   Amortization                                                                     -                      (34,093)
                                                                      ---------------              ----------------
                                                                            2,357,746                      (74,015)
                                                                      ---------------              ----------------


         Net income                                                   $     2,081,913              $       971,793
                                                                      ===============              ===============


Allocation of net income
   Limited partner                                                    $     2,050,884              $       952,357
   General partner                                                             31,029                       19,436
                                                                      ---------------              ---------------
                                                                      $     2,081,913              $       971,793
                                                                      ===============              ===============

Basic per limited partnership unit calculations:
   Net income                                                         $           .49              $           .23
                                                                      ===============              ===============
   Distributions                                                      $           .75              $          1.18
                                                                      ===============              ===============

WEIGHTED AVERAGE NUMBER OF UNITS                                            4,148,325                    4,148,325
                                                                      ===============              ===============

                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
                                   (Unaudited)


                                                    Limited             General
                                                    Partners            Partners               Total



EQUITY (DEFICIT) at
   January 1, 2002                                 $    5,550,910      $    (34,305)        $    5,516,605

Distributions                                          (3,100,000)          (11,816)            (3,111,816)

Net Income - six months ended
   June 30, 2002                                        2,050,884            31,029              2,081,913
                                                   --------------      ------------         --------------

EQUITY (DEFICIT) at
   June 30, 2002                                   $    4,501,794      $     (15,092)       $    4,486,702
                                                   ==============      ==============       ==============



                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                              Six months ended
                                                                                  June 30, 2002              June 30, 2001
                                                                                  -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   2,081,913              $     971,793
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
         (Recoveries) bad debts                                                          (3,514)                   517,459
         Depreciation and amortization                                                   13,527                    302,088
         Gain on disposition of property, net                                        (2,283,193)                         -
         Changes in assets and liabilities:
             Accounts receivable                                                         92,699                   (292,041)
             Prepaid expenses                                                                 -                     15,200
             Deferred charges                                                                 -                   (165,000)
             Accounts payable &
               accrued expenses                                                        (158,847)                  (116,601)
                  Security deposits                                                    (101,247)                    66,705
                                                                                  --------------             -------------
                    NET CASH (USED IN) PROVIDED BY
                    OPERATING ACTIVITIES                                               (358,662)                 1,299,603
                                                                                  --------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                                 4,417,753                          -
       Purchases of property and improvement                                                  -                    (20,500)
                                                                                  -------------              --------------
                    NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES                                              4,417,753                    (20,500)
                                                                                  -------------              --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                                     -                    (56,732)
       Distributions                                                                 (3,111,816)                (5,000,000)
                                                                                  --------------             --------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                             (3,111,816)                (5,056,732)
                                                                                  --------------             --------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                    947,275                 (3,777,629)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                1,694,546                 13,514,255
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $   2,641,821              $   9,736,626
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $      22,304              $     120,845
                                                                                  =============              =============



                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)

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

Net income (loss) of Registrant and taxable income (loss) are generally allocated 98 percent to the limited partners and 2 percent to the general partner. The net income of Registrant from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis,
(ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment, as defined, (iii) to the limited partners until they have been allocated income equal to their 12 percent Liquidation Preference, and (iv) thereafter, 80 percent to the limited partners and 20 percent to the general partner. The net loss of Registrant from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98 percent to the limited partners and 2 percent to the general partner. Distributions of available cash flow are generally distributed 98 percent to the limited partners and 2 percent to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90 percent to the limited partners and 10 percent to the general partner.


B.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

Personnel working at the Cambridge facility and certain home office personnel who perform services for the Registrant are employees of Capital Senior Living, Inc. ("CSL"), the managing agent of Registrant. Registrant reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying condensed consolidated financial statements. Reimbursements and fees paid to Capital Realty Group Senior Housing, Inc. ("CRGSH" or the "General Partner") and CSL are as follows:

                                                                       Six months ended
                                                           June 30, 2002               June 30, 2001
                                                           -------------               -------------

Salary and benefit reimbursements                          $            -              $    1,975,014
Administrative reimbursements                                      56,753                      95,419
Property management fees                                                -                     199,420
General partner fees                                                  371                      44,931
                                                           --------------              --------------
                                                           $       57,124              $    2,314,784
                                                           ==============              ==============

In connection with the sale of the Hearthstone and Trinity Hills facilities in the first quarter of 2002, the General Partner was paid fees of $174,000 or 3% of the sales proceeds as allowed in the Partnership Agreement.

Currently, Capital Senior Living Properties, Inc., formerly an affiliate of CRGSH, holds approximately 57 percent of the outstanding units of Registrant. Registrant is included in the consolidated financial statements of Capital Senior Living Properties, Inc. and its parent company, Capital Senior Living Corporation, a public company that files with the Securities and Exchange Commission.

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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of June 30, 2002, eleven of the original twelve properties had either been sold or deeded back to the lender, leaving Registrant one unleveraged property, the Crenshaw facility. As of June 30, 2002, the Crenshaw facility is classified as an asset held for sale.

Potential sources of liquidity for Registrant include current holdings of cash and cash equivalents, collection of outstanding receivables on previously owned facilities which are fully reserved as of June 30, 2002, collection on defaulted rent and/or damage settlements related to leases in default, and a potential sale of Registrant's remaining asset.

As of June 30, 2002, Registrant had cash and cash equivalents aggregating $2,641,821. The cash and cash equivalents will be used for working capital, emergency reserves, and future potential cash distributions.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address disruptions of its lease revenues and to have adequate additional funds for investment in its existing asset for improvements and sale. Future cash distributions will be dependent on the sale of its remaining asset. Cash and sale distributions of $3,111,816 and $5,000,000 were made for the six months ended June 30, 2002 and 2001 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Six Months Ended June 30, 2002

Rental revenues for the six months ended June 30 2002 decreased $2,099,682 from the comparable six months ended June 30, 2001, due to the sale of the Hearthstone and Trinity Hills facilities during the six months ended June 30, 2002. Net patient services revenue for the six months ended June 30, 2002 decreased $2,848,856 from the six months ended June 30, 2002 primarily due to the sale of the Cambridge facility in August 2001. Interest income for the six months ended June 30, 2002 decreased $174,634 from the six months ended June 30, 2001 primarily due to decreasing cash available for investment. Other income of $63,498 was received during the first quarter ended March 31, 2002 due to payment of an administrative claim on the Cambridge facility. A gain of $2,283,193 was recognized during the first quarter ended March 31, 2002 due to the sale of the Hearthstone and Trinity Hills facilities.

Facility operating expenses for the six months ended June 30, 2002 decreased by $2,639,979 from the comparable 2001 period primarily due to the sale of the Cambridge facility. Depreciation for the six months ended June 30, 2002, decreased $254,467 from the comparable 2001 period due to the sale of the Hearthstone and Trinity Hills facilities. Administrative expenses decreased $211,478 for the six months ended June 30, 2002 in comparison to 2001 due to decreased management fees. Bad debt expense decreased $520,973 for the six months ended June 30, 2002 in comparison to the 2001 period due to the foreclosure of the McCurdy property in 2001. Interest expense for the six months ended June 30, 2002 decreased by $225,611 from the comparable 2001 period, due to the sale of the Hearthstone facility and foreclosure of the McCurdy facility, and retirement of the related mortgages. Amortization expense for the six months ended June 30, 2002 decreased $34,093 from the comparable 2001 period, due to fully amortized deferred charges in 2001.

For the three months ended June 30, 2002 as compared with the three months ended June 30, 2001, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 2002 operating expenses versus second quarter 2001 reflects the same variances as discussed above.

Cash and cash equivalents as of June 30, 2002 increased by $947,275 from the balance at December 31, 2001. Cash flows increased by $4,724,904 for the six months ended June 30, 2002 in comparison to the six months ending June 30, 2001 primarily due to cash proceeds from the sale of the Hearthstone and Trinity Hills facilities and decreased cash distributions. Net accounts receivable of $0 at June 30, 2002 reflected a decrease of $89,185 from the balance at December 31, 2001 due to collections of account receivable balances. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $158,847 at June 30, 2002, from the balance at December 31, 2001 primarily due to paid real estate taxes and interest on the Hearthstone facility.

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

Due to low occupancy, HealthSouth closed the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis through the end of the lease term. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term and the facility is held for sale as of June 30, 2002.

Cambridge Facility

The lessee of the  Cambridge  facility,  Nursing  Centers  of  America-Cambridge
(NCAC), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of Registrant, thereby releasing the operations of the Cambridge facility from the jurisdiction of the United States Bankruptcy Court. Registrant's subsidiary operated this property through August 2001. On August 15, 2001, the Cambridge facility was sold for $3,600,000 resulting in a gain on sale of $2,443,030 and net cash proceeds of $3,457,205 after payment of settlement costs. Additionally, Registrant has engaged an independent third party consultant to explore the possibility of selling the license of the Cambridge facility to prospective nursing home purchasers. There can be no assurances such sale will occur.

Registrant had filed an administrative claim with the trustee of the United States Bankruptcy Court for unpaid lease payments. At December 31, 1999, Registrant recorded a receivable for $700,000 related to this administrative claim, which was approved by the United States Bankruptcy Court. The $700,000 account receivable was collected on March 1, 2000. In January 2002, an additional $63,498 was received related to the administrative claim. It is unlikely that material future disbursements will be made to Registrant from NCAC's bankruptcy.

Hearthstone, Trinity Hills and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to Registrant. Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. The Hearthstone facility was subsequently sold and the lease terminated on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. Registrant received notice from the original lessee (who had filed for Chapter 11 bankruptcy) of a potential claim against Registrant regarding ownership of the furniture, fixtures and equipment at the Hearthstone facility. The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase held by the lessee The Trinity Hills facility was subsequently sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of $506,079 and net cash proceeds of $1,747,323 after payment of settlement costs. The lessee of the McCurdy facility defaulted on its minimum lease payments as of January 2001. Registrant attempted to work with the current lessee to stabilize its census, but was unable to do so. Registrant discontinued mortgage payments to the lender after the lessee's default on payment of lease obligations. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199, which was recorded in the quarter ended September 30, 2001.


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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Registrant has pending claims incurred in the normal course of business that, in the opinion of management, based on the advice of legal counsel, will not have a material effect of the financial statements of the Registrant.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (A)    Exhibit:

               99.1 Certification  pursuant  to  Section  906 of the  Sarbanes -
                    Oxley Act of 2002

         (B)   Reports on Form 8-K:

               None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
         ----------------------------------
         Robert Lankford
         President
Date:    August 8, 2002