Form 10-Q
period 2002-09-30
HEALTHCARE PROPERTIES L P
filed 2002-11-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30, 2002       December 31, 2001
                                                                              (Unaudited)              (Audited)

ASSETS

Cash and cash equivalents                                                  $        803,942        $      1,694,546

Accounts receivable, less allowance for doubtful
  accounts of $648,698 in 2002 and $652,212 in 2001                                       -                  89,185

Prepaid expenses                                                                      1,106                        -

Assets held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         1,363,652               1,863,652

Property and improvements, net                                                          646               3,272,204
                                                                           ----------------        ----------------

          Total assets                                                     $      2,169,346        $      6,919,587
                                                                           ================        ================

LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                      $         95,214        $        175,001

Operating facility accounts payable                                                       -                   3,345

Security deposits                                                                         -                 101,247

Mortgage loans payable                                                                    -               1,123,389
                                                                           ----------------        ----------------
          Total liabilities                                                          95,214               1,402,982
                                                                           ----------------        ----------------
Partnership equity (deficit):
  Limited partners (4,148,325 units outstanding in 2002 and 2001)
                                                                                  2,103,609               5,550,910
  General partner                                                                   (29,477)                (34,305)
                                                                           ----------------        ----------------
          Total partnership equity                                                2,074,132               5,516,605
                                                                           ----------------        ----------------
          Total liabilities and partnership equity                          $     2,169,346        $      6,919,587
                                                                           ================        ================

                       See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  Three months ended
                                                                   September 30, 2002            September 30, 2001

Revenues:
   Rental                                                             $             -              $       916,291
   Net patient services                                                        15,255                      146,696
                                                                      ----------------             ----------------
                                                                               15,255                    1,062,987
                                                                      ----------------             ----------------

Expenses:
   Facility operating expenses                                                      -                      615,224
   Depreciation                                                                    83                      101,741
   Write-down of asset held for sale to
      estimated net realizable value                                          500,000                            -
   Administrative and other                                                   132,103                      101,647
   Bad debts                                                                        -                      153,083
                                                                      ----------------             ----------------
                                                                              632,186                      971,695
                                                                      ----------------             ----------------
       (Loss) income from operations                                         (616,931)                      91,292
                                                                      ----------------             ----------------


Other income (expenses):
   Gain on disposition of property                                                  -                    2,444,448
   Interest income                                                              6,538                       48,089
   Interest expense                                                                 -                      (88,698)
   Amortization                                                                     -                      (15,977)
                                                                      ----------------             ----------------
                                                                                6,538                    2,387,862
                                                                      ----------------             ----------------
(Loss) income before extraordinary item                                      (610,393)                   2,479,154
Extraordinary loss on disposition of
    operating property                                                              -                     (434,199)
                                                                      ----------------             ----------------
         Net (loss) income                                            $      (610,393)             $     2,044,955
                                                                      ================             ================
Allocation of net (loss) income
   Limited partner                                                    $      (598,185)             $     1,917,572
   General partner                                                            (12,208)                     127,383
                                                                      ----------------             ----------------
                                                                      $      (610,393)             $     2,044,955
                                                                      ================             ================
Basic per limited partnership unit calculations:
   (Loss) income before extraordinary item                            $          (.14)             $           .56
   Extraordinary loss                                                               -                         (.10)
                                                                      ----------------             ----------------
   Net (Loss) income                                                  $          (.14)             $           .46
                                                                      ----------------             ----------------
   Distributions                                                      $           .43              $          2.04
                                                                      ================             ================

WEIGHTED AVERAGE NUMBER OF UNITS                                            4,148,325                    4,148,325
                                                                      ================             ================

                        See Notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Nine months ended
                                                                   September 30, 2002            September 30, 2001

Revenues:
   Rental                                                             $        37,071              $     3,053,044
   Net patient services                                                        15,255                    2,995,552
                                                                      ---------------              ---------------
                                                                               52,326                    6,048,596
                                                                      ---------------              ---------------

Expenses:
   Facility operating expenses                                                      -                    3,255,203
   Depreciation                                                                13,610                      369,735
   Write-down of asset held for sale to
       estimated net realizable value                                         500,000                            -
   Administrative and other                                                   434,994                      616,016
   (Recoveries) bad debts                                                      (3,514)                     670,542
                                                                      ---------------              ---------------
                                                                              945,090                    4,911,496
                                                                      ---------------              ---------------
       (Loss) income from operations                                         (892,764)                   1,137,100
                                                                      ---------------              ---------------

Other income (expenses):
   Gain on disposition of property                                          2,283,193                    2,444,448
   Interest income                                                             28,827                      245,012
   Other income                                                                63,498                            -
   Interest expense                                                           (11,234)                    (325,543)
   Amortization                                                                     -                      (50,070)
                                                                      ---------------              ---------------
                                                                            2,364,284                    2,313,847
                                                                      ---------------              ---------------
Income before extraordinary item                                            1,471,520                    3,450,947

Extraordinary loss on disposition
   of operating property                                                            -                     (434,199)
                                                                      ---------------              ----------------
         Net income                                                   $     1,471,520              $     3,016,748
                                                                      ===============              ===============

Allocation of net income
   Limited partner                                                    $     1,452,699              $     2,869,929
   General partner                                                             18,821                      146,819
                                                                      ---------------              ---------------
                                                                      $     1,471,520              $     3,016,748
                                                                      ===============              ===============
Basic per limited partnership unit calculations:
   Income before extraordinary item                                   $           .35              $           .79
   Extraordinary loss                                                               -                         (.10)
                                                                      ---------------              ---------------
   Net income                                                         $           .35              $           .69
                                                                      ===============              ===============
   Distributions                                                      $          1.18              $          3.22
                                                                      ===============              ===============

WEIGHTED AVERAGE NUMBER OF UNITS                                            4,148,325                    4,148,325
                                                                      ===============              ===============


                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
                                   (Unaudited)


                                                      Limited             General
                                                      Partners            Partners               Total
                                                      --------            --------               -----



EQUITY (DEFICIT) at
   January 1, 2002                                 $    5,550,910      $    (34,305)        $    5,516,605

Distributions                                          (4,900,000)          (13,993)            (4,913,993)

Net Income - nine months ended
   September 30, 2002                                   1,452,699            18,821              1,471,520
                                                   ---------------     -------------        ---------------
EQUITY (DEFICIT) at
   September 30, 2002                              $    2,103,609      $    (29,477)        $    2,074,132
                                                   ===============     =============        ===============













                        See notes to financial statements

HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine months ended
                                                                               September 30, 2002         September 30, 2001
                                                                               ------------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   1,471,520              $   3,016,748
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
         Write-down of asset for sale to estimated
             net realizable value                                                       500,000                          -
         (Recoveries) bad debts                                                          (3,514)                   670,542
         Depreciation and amortization                                                   13,610                    419,805
         Gain on disposition of property, net                                        (2,283,193)                (2,444,448)
         Extraordinary loss on disposition of
             operating property                                                               -                    434,199
         Changes in assets and liabilities:
             Accounts receivable                                                         92,699                   (411,666)
             Prepaid expenses                                                            (1,106)                    15,200
             Deferred charges                                                                 -                   (165,000)
             Accounts payable &
               accrued expenses                                                         (83,133)                  (402,556)
                  Security deposits                                                    (101,247)                   100,357
                                                                                  --------------             --------------
                    NET CASH (USED IN) PROVIDED BY
                    OPERATING ACTIVITIES                                               (394,364)                 1,233,181
                                                                                  --------------             --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                                 4,417,753                  3,830,941
       Purchases of property and improvement                                                  -                    (20,500)
                                                                                  --------------             --------------
                    NET CASH PROVIDED BY
                    INVESTING ACTIVITIES                                              4,417,753                  3,810,441
                                                                                  --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage loans payable                                                     -                    (70,580)
       Distributions                                                                 (4,913,993)               (13,552,041)
                                                                                  --------------             --------------
                    NET CASH USED IN
                    FINANCING ACTIVITIES                                             (4,913,993)               (13,622,621)
                                                                                  --------------             --------------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                                                   (890,604)                (8,578,999)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                1,694,546                 13,514,255
                                                                                  --------------             --------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $     803,942              $   4,935,256
                                                                                  ==============             ==============

CASH PAID FOR INTEREST                                                            $      22,304              $     344,773
                                                                                  ==============             ==============


                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)

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

                                                                       Nine months ended
                                                         September 30, 2002         September 30, 2001
                                                         ------------------         ------------------

Salary and benefit reimbursements                          $            -              $    2,450,174
Administrative reimbursements                                      77,792                     148,441
Property management fees                                                -                     208,708
General partner fees                                                  371                      53,891
                                                           ---------------             ---------------
                                                           $       78,163              $    2,861,214
                                                           ===============             ===============

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

During the third quarter of 2001, the Registrant sold its Cambridge facility and its remaining Cedarbrook house for net proceeds of $3,644,457 and a gain on sale of $2,444,448. During 2001, the lessee of the McCurdy facility defaulted on its minimum lease payment. The Registrant attempted to work with the current lessee to stabilize its census, but was unable to do so. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199.

D.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. The Registrant performs such evaluations on an on-going basis. During the three months ended September 30, 2002, based on the Registrant's evaluation of its remaining property, The Crenshaw Creek, the Registrant recorded a $500,000 write-down due to a reduction in estimated net realizable value.


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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of September 30, 2002, eleven of the original twelve properties had either been sold or deeded back to the lender, leaving Registrant one unleveraged property, the Crenshaw Creek facility. As of September 30, 2002, the Crenshaw Creek facility is classified as an asset held for sale.

Potential sources of liquidity for Registrant include current holdings of cash and cash equivalents, collection of outstanding receivables on previously owned facilities which are fully reserved as of September 30, 2002, collection on defaulted rent and/or damage settlements related to leases in default, and a potential sale of Registrant's remaining asset.

As of September 30, 2002, Registrant had cash and cash equivalents aggregating $803,942. The cash and cash equivalents will be used for working capital, emergency reserves, and future potential cash distributions.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address continuing maintenance expenditures on its remaining asset. Future cash distributions will be dependent on the sale of its remaining asset. Cash and sale distributions of $4,913,993 and $13,552,041 were made for the nine months ended September 30, 2002 and 2001 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Nine Months and Three Months Ended September 30, 2002

Rental revenues for the nine months ended September 30, 2002 decreased $3,015,973 from the comparable nine months ended September 30, 2001, primarily due to the sale of the Hearthstone and Trinity Hills facilities during the nine months ended September 30, 2002. Net patient services revenue for the nine months ended September 30, 2002 decreased $2,980,297 from the nine months ended September 30, 2002 primarily due to the sale of the Cambridge facility in August 2001. Interest income for the nine months ended September 30, 2002 decreased $216,185 from the nine months ended September 30, 2001 primarily due to decreasing cash available for investment. Other income of $63,498 was received during the first quarter ended March 31, 2002 due to payment of an administrative claim on the Cambridge facility. A gain of $2,283,193 was recognized during the first quarter ended March 31, 2002 due to the sale of the Hearthstone and Trinity Hills facilities. A gain of $2,444,448 was recognized during the third quarter ended September 30, 2001 due to the sale of the Cambridge facility and the remaining Creekbrook house.

Facility operating expenses for the nine months ended September 30, 2002 decreased by $3,255,203 from the comparable 2001 period primarily due to the sale of the Cambridge facility. Depreciation for the nine months ended September 30, 2002, decreased $356,125 from the comparable 2001 period due to the sale of the Hearthstone and Trinity Hills facilities. During the third quarter of 2002, the Registrant recorded a $500,000 write-down on the Crenshaw property to its estimated net realizable value. Administrative expenses decreased $181,022 for the nine months ended September 30, 2002 in comparison to 2001 due to decreased management fees. Bad debt expense decreased $674,056 for the nine months ended September 30, 2002 in comparison to the 2001 period due to the foreclosure of the McCurdy property in 2001. Interest expense for the nine months ended September 30, 2002 decreased by $314,309 from the comparable 2001 period, due to the sale of the Hearthstone facility and foreclosure of the McCurdy facility, and retirement of the related mortgages. Amortization expense for the nine months ended September 30, 2002 decreased $50,070 from the comparable 2001 period, due to fully amortized deferred charges in 2001.

For the three months ended September 30, 2002 as compared with the three months ended September 30, 2001, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of third quarter 2002 operating expenses versus third quarter 2001 reflects the same variances as discussed above, with the exception that administrative and other expenses for the three months ended September 30, 2002 increased $30,456 from the comparable 2001 period due to increased professional fees.

Cash and cash equivalents as of September 30, 2002 decreased by $890,604 from the balance at December 31, 2001. Cash flows increased by $7,688,395 for the nine months ended September 30, 2002 in comparison to the nine months ending September 30, 2001 primarily due to cash proceeds from the sale of the Hearthstone and Trinity Hills facilities and decreased cash distributions. Net accounts receivable of $0 at September 30, 2002 reflected a decrease of $89,185 from the balance at December 31, 2001 due to collections of account receivable balances. Accounts payable, accrued expenses, and operating facility accounts payable balances decreased $83,132 at September 30, 2002, from the balance at December 31, 2001 primarily due to paid real estate taxes and interest on the Hearthstone facility.

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

Due to low occupancy, HealthSouth closed the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis through the end of the lease term, November 30, 2001. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term and the facility is held for sale as of September 30, 2002.

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

Hearthstone, Trinity Hills and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to Registrant. Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. The Hearthstone facility was subsequently sold and the lease terminated on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. Registrant received notice from the original lessee (who had filed for Chapter 11 bankruptcy) of a potential claim against Registrant regarding ownership of the furniture, fixtures and equipment at the Hearthstone facility. The Registrant has subsequently been released from this claim. The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase held by the lessee The Trinity Hills facility was subsequently sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of $506,079 and net cash proceeds of $1,747,323 after payment of settlement costs. The lessee of the McCurdy facility defaulted on its minimum lease payments as of January 2001. Registrant attempted to work with the current lessee to stabilize its census, but was unable to do so. Registrant discontinued mortgage payments to the lender after the lessee's default on payment of lease obligations. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199, which was recorded in the quarter ended September 30, 2001.


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

Item 4. Controls and Procedures

The Registrant's General Partner, including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this quarterly report on Form 10-Q, have concluded in their judgment that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Registrant and its subsidiaries would be made known to them.

There were no significant changes in the Registrant's internal controls or, to the General Partner's knowledge, in other factors that could significantly affect the Registrant's disclosure controls and procedures subsequent to the Evaluation Date.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
   ------------------------------------------
         Robert Lankford
         President (duly authorized officer and principal financial officer)
Date:    November 13, 2002

                                  CERTIFICATION

I, Robert Lankford, Chief Executive Officer and Chief Financial Officer of the General Partner of Healthcare Properties L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Healthcare Properties L.P. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to me by others within the Registrant, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the General Partner's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ Robert Lankford
                                                -----------------------------
                                                Robert Lankford
                                                Chief executive officer and
                                                Chief financial officer of the
                                                General Partner
                                                November 13, 2002