Form 10-K
period 2002-12-31
HEALTHCARE PROPERTIES L P
filed 2003-03-31
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to ______________.

Commission file number:  0-17695.


                           HEALTHCARE PROPERTIES, L.P.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                          62-1317327
--------                                          ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas         75254
----------------------------------------------         -----
(Address of principal executive officers)            (Zip Code)

The Registrant's telephone number, including area code:  (972) 770-5600
                                                       ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                   Limited Partnership Interests
                                                   -----------------------------
                                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: None
                                     ----








                                                                    Page 1 of 19
                                                           Exhibit Index Page 19

                           HEALTHCARE PROPERTIES, L.P.

                                 2002 FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                                                  Page

Item 1   Business                                                                                        3
Item 2   Properties                                                                                      4
Item 3   Legal Proceedings                                                                               5
Item 4   Submission of Matters to a Vote of Security Holders                                             5

PART II

Item 5   Market for the Registrant's Common Equity
          and Related Security Holder Matters                                                            5
Item 6   Selected Financial Data                                                                         7
Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                      8
Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                     12
Item 8   Financial Statements and Supplementary Data                                                    12
Item 9   Changes in and Disagreements with Accountants on Accounting                                    12
          and Financial Disclosure

PART III

Item 10  Directors and Executive Officers of the Registrant                                             12
Item 11  Executive Compensation                                                                         14
Item 12  Security Ownership of Certain Beneficial Owners and Management                                 14
Item 13  Certain Relationships and Related Transactions                                                 14
Item 14  Controls and Procedures                                                                        16

PART IV

Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               16

                                     PART I


ITEM 1.  BUSINESS

HealthCare Properties, L.P. (Registrant or the Partnership), is a Delaware limited partnership formed in March 1987 for the purpose of acquiring, leasing and operating existing or newly constructed health care properties. The General Partner of the Registrant is Capital Realty Group Senior Housing, Inc. (Capital).

The offering of the Registrant's limited partnership interests (the Units) terminated on August 31, 1989, although some Units were sold to existing investors pursuant to the Registrant's distribution reinvestment plan (the Plan) until July of 1991 when the Plan was suspended. The Registrant received gross proceeds from the offering of $43,373,269 and net proceeds of $38,748,791.

All of the net proceeds of the offering were originally invested in 12 properties (the Properties) or used for working capital reserves. The Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of December 31, 2002, eleven of the original 12 properties had either been sold or deeded back to the lender, leaving the Registrant with one unleveraged property. See
Item 2, Properties, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of the Registrant's properties and their history.

As of December 31, 2002, the Registrant has one non-operational property held for sale. It is the current intention of the General Partner to wind-up the affairs of the Partnership and cause its existence to be terminated. The winding-up process will entail disposing of the Partnership's remaining asset (or transferring it to a liquidating trust), paying the Partnership's debts and liabilities and, as required by the Partnership Agreement and applicable law, setting up any reserves which the General Partner may deem reasonably necessary for any contingent, conditional or unforeseen liabilities or obligations of the Partnership. To the extent that the Partnership has funds in excess of amounts necessary to satisfy its obligations and establish such reserves, such funds will be distributed to unitholders. To the extent that reserves are not exhausted by future claims, the funds remaining in such reserves will be distributed to unitholders after a period of time necessary to assure that all currently contingent, conditional or unforeseen liabilities or obligations of the Partnership have matured and been paid.

For the year ended December 31, 2002, the Registrant's Properties owned during 2002 accounted for 100 percent of the Registrant's gross revenues.

During 2002, the Registrant sold the Hearthstone property on January 1, 2002 and the Trinity Hills property on February 28, 2002. Following the sale of the Trinity Hills property on February 28, 2002, the Registrant is continuing to seek opportunities to sell its remaining asset on favorable terms.

Capital Senior Living Properties, Inc., a wholly owned subsidiary of Capital Senior Living Corporation, an SEC registrant, and until June 10, 1998, an affiliate of Capital, owns 56.7 percent of the outstanding Units of the Registrant as of March 1, 2003.

Employees

Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation, manages the Registrant. Until June 10, 1998, CSL was an affiliate of Capital. There were no employees of the Registrant at December 31, 2002.

Competition

The real estate business is highly competitive. The Registrant's remaining property, Crenshaw Creek, is subject to competition from properties for sale within their service area. Such competition could effect the Registrant's ability to sell this property.

Regulatory Matters

Federal, state and local government regulations govern fitness and adequacy, equipment, personnel and standards of medical care at a health care facility, as well as health and fire codes. Changes in the applicable regulations could adversely affect the Registrant's ability to market its remaining property to healthcare providers, which also could affect the financial results of the Registrant.

ITEM 2.  PROPERTIES

The Registrant owned one property at December 31, 2002. This property has previously been operated as a rehabilitation center, but the property has been closed since May 2000 and is held for sale. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes key information about the Registrant's property at December 31, 2002.

                               CRENSHAW CREEK
Location                          Lancaster, SC
Type                              Rehab
Date Purchased                    6/88
Purchase Price                    $3,900,000
Original Mortgage Amount          $0
12/31/02 Mortgage Balance         $0
Mortgage Maturity                 N/A


During 2000, 2001 and 2002, the Partnership disposed of several of its Properties. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. The remaining facility on the Cedarbrook campus was sold on September 25, 2001 for $325,000, resulting in a gain on sale of $1,418 and net cash proceeds of $286,046 after payment of settlement costs.

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

On January 1, 2002, the Hearthstone facility was sold for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,702,125 after payment of settlement costs.

On February 28, 2002, the Trinity Hills facility was sold for $1,800,000, resulting in a gain of approximately $506,000 and net cash proceeds of $1,693,323 after payment of settlement costs.

At December 31, 2002 and 2001, the Crenshaw facility was classified as an asset held for sale on the Registrant's consolidated financial statements as the General Partner of the Registrant had approved and established a plan to sell this facility.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant has pending claims incurred in the normal course of business that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

At March 1, 2003, there were 1,651 unitholders of record in the Registrant owning an aggregate of 4,148,325 Units. There is no public market for these Units and there is no plan to list the Units on a national exchange or automated quotation system. The Registrant formerly had a liquidity reserve feature that, under certain circumstances, permitted unitholders to sell their Units at a predetermined formula. In March 1991, due to inadequate liquidity of the Registrant and the adverse impact on Unit values caused by prior-year defaults of certain of the Registrant's lessees, the prior General Partners suspended all redemptions pursuant to the liquidity reserve.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the unitholders to transfer their Units. In all cases, the General Partner must consent in writing to any substitution of a unitholder. The Internal Revenue Code contains provisions that have an adverse impact on investors in publicly traded partnerships. Accordingly, the General Partner has established a policy of imposing restrictions on the transferability of the Units in private transactions. This policy is intended to prevent a public trading market from developing and may impact the ability of a unitholder to liquidate his investment quickly.

In 2002, the Registrant distributed $4,913,993 to its unitholders, of which $4,214,326 resulted from net cash proceeds from the Hearthstone and Trinity sales, adjusted for mortgage, security deposit and tax payments, and $699,667 resulted from excess operating cash.

In 2001, the Registrant collectively distributed $17,596,912 to its unitholders, of which $3,450,000 resulted from net cash proceeds from the Cambridge sale, $1,801,358 resulted from the Cedarbrook house and prior years sales, and $12,345,554 resulted from excess operating cash. (See Item 6, Selected Financial
Data).

ITEM 6. SELECTED FINANCIAL DATA

                           HEALTHCARE PROPERTIES, L.P.
           (Unaudited - Not Covered By Independent Auditors' Reports)


                                                                           Year Ended December 31
                                         ----------------- ------------------ ----------------- ----------------- ------------------
                                               2002              2001               2000              1999              1998
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

 Total Assets                            $   1,658,431     $   6,919,587      $   25,294,360    $   32,055,252    $   32,758,958
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Mortgage Debt                           $           -     $   1,123,389      $    4,772,795    $    5,173,281    $    6,128,656
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Total Revenue From
    Operations                           $      59,884     $   6,638,177      $    9,746,951    $    9,499,819    $    8,787,575
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Income Before
    Extraordinary Item                   $     989,705     $   3,738,913      $    2,651,881    $    3,131,398    $      874,425
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Extraordinary Loss                      $           -     $    (434,199)     $           -     $           -     $            -
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Net Income                              $     989,705     $   3,304,714      $    2,651,881    $    3,131,398     $     874,425
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Net Income (Loss) Per Unit:
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Income Before
    Extraordinary Item                   $        0.24     $        0.86      $         0.63    $         0.74    $         0.21
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Extraordinary Loss                   $           -     $       (0.10)     $            -    $            -    $            -
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Net Income                           $        0.24     $        0.76      $         0.63    $         0.74    $         0.21
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Weighted Average Number of
      Units                                  4,148,325         4,148,325           4,148,325         4,148,325         4,153,835
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Taxable Net Income (Loss)
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Taxable Net Income (Loss)            $     894,597     $   (613,181)      $   1,707,451     $   3,315,817     $    1,822,007
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
    Per Unit                             $        0.21     $      (0.15)      $       0.41      $        0.80     $         0.44
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------

---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Cash Distributions                      $   4,913,993     $ 17,596,912       $  9,132,500      $   2,763,569     $            -
---------------------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
 Per Limited Partnership Unit            $        1.18     $       4.18       $       2.18      $        0.67     $            -
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

Differences between net income and taxable net income are mainly attributable to basis differences between book and tax on property dispositions, write-downs of asset basis, differences from pass-through entities, and depreciation methods used.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

During 2002, the Registrant sold the Hearthstone property on January 1, 2002 and the Trinity Hills property on February 28, 2002. Following the sale of the Trinity Hills property on February 28, 2002, the Registrant is continuing to seek opportunities to sell its remaining asset, the Crenshaw Creek property, on favorable terms. It is the current intention of the General Partner to wind-up the affairs of the Partnership and cause its existence to be terminated. The winding-up process will entail disposing of the Partnership's remaining asset (or transferring it to a liquidating trust), paying the Partnership's debts and liabilities and, as required by the Partnership Agreement and applicable law, setting up any reserves which the General Partner may deem reasonably necessary for any contingent, conditional or unforeseen liabilities or obligations of the Partnership. To the extent that the Partnership has funds in excess of amounts necessary to satisfy its obligations and establish such reserves, such funds will be distributed to unitholders. To the extent that reserves are not exhausted by future claims, the funds remaining in such reserves will be distributed to unitholders after a period of time necessary to assure that all currently contingent, conditional or unforeseen liabilities or obligations of the Partnership have matured and been paid. The Registrant anticipates sufficient cash flow to satisfy all operational expenses.

The Registrant ended 2002 with cash and cash equivalents of $643,493, compared to $1,694,546 at December 31, 2001. Cash and cash equivalents decreased in 2002 due to distributions of net cash proceeds from sales of property and net cash used in operating activities.

Accounts receivable, net at December 31, 2002 decreased to $0, compared to approximately $89,000 at December 31, 2001 primarily due to collections from the Crenshaw Creek and Trinity Hills lessees. The allowance for doubtful accounts decreased to approximately $649,000 at December 31, 2002 from approximately $652,212 at December 31, 2001. This decrease was the result of account receivable recoveries at the Cambridge facility. Accounts receivable are fully reserved at December 31, 2002.

Assets held for sale were $1,000,000 at December 31, 2002, compared to approximately $1,864,000 at December 31, 2001. This decrease resulted from write-downs of estimated realizable value on the Crenshaw Creek facility in 2002. At December 31, 2001, the Crenshaw Creek facility was reclassified as an asset held for sale.

Property and improvements, net, were approximately $600 at December 31, 2002, compared to $3,272,000 at December 31, 2001. This decrease resulted from the sale of the Hearthstone and Trinity Hills facilities.

Accounts payable and accrued expenses were approximately $66,000 at December 31, 2002, compared to $175,000 at December 31, 2001. This decrease resulted from payment of accrued real estate taxes by the Registrant on the Hearthstone facility.

Operating facility accounts payable were $0 at December 31, 2002, and approximately $3,000 at December 31, 2001. The decrease is due to the sale of the Cambridge facility.

Decreases in security deposits and mortgage loans payable from December 31, 2001 to 2002 resulted from the sale of the Hearthstone.

Results of Operations

Rental and lease revenues were approximately $37,000 in 2002 compared to approximately $3,619,000 in 2001 and approximately $4,084,000 in 2000. The decrease in rental and lease revenue form 2001 to 2002 was due to the sale of the Hearthstone and Trinity Hills facilities. The decrease in rental revenue from 2000 to 2001 resulted from the November 30, 2001 lease termination on the properties leased to HealthSouth Corporation and due to the termination of the lease upon foreclosure of the McCurdy facility.

Resident and healthcare revenues of approximately $23,000 for the year ended December 31, 2002, approximately $3,019,000 for the year ended December 31, 2001 and approximately $5,663,000 for the year ended December 31, 2000, related to the operations at the Cambridge facility. The decrease in resident and healthcare revenues from 2000 to 2001 and 2001 to 2002 is due to the sale of the Cambridge facility in 2001.

Facility operating expenses were $0 in 2002 compared to approximately $3,461,000 in 2001 and approximately $4,862,000 in 2000. The decrease in facility operating expenses is due to the sale of the Cambridge facility in 2001.

Depreciation was approximately $14,000 for 2002, $443,000 for 2001, and $533,000 for 2000. Depreciation decreased in 2002 and 2001 from 2000 due to the sale of the Cambridge, Hearthstone, Trinity Hills and small Cedarbrook facilities.

Fees to related parties were approximately $99,000, $419,000, and $838,000 for the years ended 2002, 2001, and 2000, respectively. The decrease in fees from 2000 to 2001 and 2001 to 2002 resulted from decreased asset management fees, property management fees, administrative expenses, and general partner management fees.

Bad debt expense (net of recoveries) was approximately $(3,500), $798,000, and $0, for the years ended 2002, 2001, and 2000, respectively. Bad debt recoveries in 2002 was due to recoveries from the Cambridge facility. The bad debt expense provision increase in 2001 was due to non-payment of rent on the McCurdy lease and additional allowance reserves at the Cambridge facility. There was no bad debt expense provision in 2000.

The Registrant recorded approximately $864,000 write-downs of estimated realizable value on the Crenshaw property held for sale in 2002 and a $232,000 write-down on an asset held for sale in 2000 for its remaining small Cedarbrook facility.

Administrative and other expenses were approximately $463,000, $207,000, and $446,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Administrative and other expenses decreased from 2000 to 2001 due to decreased overhead costs on properties held for sale or released. Administrative and other expenses increased from 2001 to 2002 due to increased real estate taxes, insurance, partnership overhead costs and overhead costs on the properties held for sale.

Interest income was approximately $31,000, $248,000, and $768,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Interest income decreased in 2002 from 2000 and 2001 due to less available cash for investment resulting from increased distributions in 2001 and 2002.

Interest expense was approximately $11,000, $364,000, and $499,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Interest expense decreased in 2002 and 2001 from 2000 due to continuing pay-down of loan principal and the repayment of mortgages upon the sale or foreclosure of facilities.

Amortization was approximately $0, $56,000, and $107,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization decreased in 2002 and 2001 from 2000 due to fully amortized lease costs.

During 2002, the net gain on sale of properties of approximately $2,283,000 resulted from a $1,777,000 gain on the Hearthstone facility and a $506,000 gain on the Trinity Hills facility. During 2001, the net gain on sale of properties of approximately $2,444,000 resulted from a $2,443,000 gain on the Cambridge facility and a $1,000 gain on the Cedarbrook facility. During 2000, the net loss on sale of properties of approximately $348,000 resulted from a $303,000 gain on the sale of the Cane Creek facility, a $115,000 gain on the sale of a small Cedarbrook facility, and a $766,000 loss on the sale of the Sandybrook facility.

During 2002, other income of approximately $63,000 resulted from collection of an administrative claim from the former lessee of the Cambridge facility. During 2001, other income of approximately $156,000 was due to the write off of prior management lessee obligations on the Trinity Hills facility.

During 2001, an extraordinary loss of approximately $434,000 resulted upon foreclosure of the McCurdy facility.


Operations of certain of the Registrant's Properties

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

Effective August 5, 1999, HealthSouth agreed to transfer control of the Cedarbrook and Sandybrook facilities to the Registrant and to continue making its full lease payments under the terms of the master lease to the Registrant. On July 12, 2000, one of the two small Cedarbrook facilities was sold for $390,546, resulting in a gain on sale of $115,717 and net cash proceeds of approximately $360,380 after payment of settlement costs. On September 25, 2001, the remaining Cedarbrook facility was sold for $325,000, resulting in a gain on sale of $1,418 and net cash proceeds of $286,046 after payment of settlement costs. On January 11, 2000, the Cane Creek facility was sold to a subsidiary of HealthSouth for $2,350,000, resulting in a $302,787 gain on the sale and $2,143,400 in net cash proceeds after payment of settlement costs and mortgage payable. On August 4, 2000, the Sandybrook facility was sold for $2,025,000 resulting in a loss of approximately $766,400, and net cash proceeds of approximately $1,829,130 after payment of settlement costs. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term. The Crenshaw Creek facility was closed in May 2000 and held for sale at December 31, 2002 and 2001.


Cambridge Facility

The lessee of the Cambridge facility, Nursing Centers of America-Cambridge
(NCAC), filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in February of 1992. The Registrant commenced litigation against NCAC seeking full payment of future rentals under the lease of NCAC.

On August 1, 1996, the United States Bankruptcy Court approved the transfer of the operations of NCA Cambridge Nursing Home to Cambridge LLC, a subsidiary of the Registrant, thereby releasing the operations of the Cambridge facility from the jurisdiction of the United States Bankruptcy Court. The Registrant's subsidiary operated this property through August 2001. On August 15, 2001, the Cambridge facility was sold for $3,600,000 resulting in a gain on sale of $2,443,030 and net cash proceeds of $3,457,205 after payment of settlement costs. Additionally, the Registrant has engaged an independent third party consultant to explore the possibility of selling the license of the Cambridge facility to prospective nursing home purchasers. There can be no assurances such sale will occur.

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


Hearthstone, Trinity Hills and McCurdy Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to the Registrant. The Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. The Hearthstone facility was subsequently sold on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,702,125 after payment of settlement costs. Registrant received notice from the original lessee (who had filed for Chapter 11 bankruptcy) of a potential claim against Registrant regarding ownership of the furniture, fixtures and equipment at the Hearthstone facility. The Registrant has subsequently been released from this claim.

The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. The Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase. The Trinity Hills facility was subsequently sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of approximately $506,000 and net cash of $1,693,323 after payment of settlement costs. The lessee of the McCurdy facility defaulted on its minimum lease payments as of January 2001. The Registrant attempted to work with the current lessee to stabilize its census, but was unable to do so. The Registrant discontinued mortgage payments to the lender after the lessee's default on payment of lease obligations. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199 in 2001.


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

The Registrant is a Limited Partnership and has no directors, officers, or employees.

The General Partner of the Registrant is Capital, which was formed under the laws of the State of Texas in 1988. Capital was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (CRG). CRG is owned by James A. Stroud (50 percent through a trust) and by Jeffrey L. Beck (50 percent).

On June 10, 1998, the sole owner of stock of the General Partner, CRG, sold all of its shares of Capital common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the financing was a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. As of December 31, 2002, the interest on this note has been paid and the unpaid balance on this note is $717,938. Associates was the maker of the Note and CRG was the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of Capital. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CRG. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation (CSLC), which accounts for less than 20 percent of his compensation. The address of the principal executive offices of Capital is 3516 Merrell Road, Dallas, Texas 75229.

CSL, a subsidiary of CSLC, manages the Registrant.

As of December 31, 2002 the officers and directors of Capital, the General Partner, were:

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


Robert L. Lankford

Robert L. Lankford, age 48, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of CRG. From 1997 to the present, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which currently accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 53, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of the law firm of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of the law firm of Wayne R. Miller P.C.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the SEC rules, the Registrant is not aware of any failure of any officer or director of CSL or beneficial owner of more than 10 percent of the Units to timely file with the SEC any Form 3, 4 or 5 relating to the Registrant for 2002.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Capital Senior Living Properties, Inc., owned by CSLC, an SEC registrant and an affiliate of CSL, and until June 10, 1998, an affiliate of Capital, owns 56.7 percent of outstanding Units of the Registrant as of March 1, 2003. Otherwise, no other person or group owns more than 5 percent of the Registrant as of March 1, 2003.

No partners, officers or directors of the General Partner directly own any Units at March 1, 2003. However, Messrs. Beck and Stroud and their affiliates own a substantial interest (approximately 50 percent) in CSLC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the Registrant is entitled to engage in various transactions involving affiliates of the General Partner. Pursuant to the Partnership Agreement, the General Partner receives a share of the Registrant's profits, losses and distributions of available cash flow.

The General Partner and its affiliates are entitled to receive an Acquisition Fee, as defined in the Registrant's Partnership Agreement, for their services rendered to the Registrant in connection with the selection and purchase of any property by the Registrant whether designated as real estate commissions or other fees, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees (as defined in the Registrant's Partnership Agreement) payable to all persons in connection with the purchase of the Registrant's properties may not exceed the lesser of: (a) 2 percent of the gross proceeds of the Registrant's offering; or (b) such compensation as is customarily charged in similar arm's-length transactions. If there are insufficient proceeds to pay such fee to the General Partner and their affiliates, such amount will not be deferred. No amounts were earned in 2002, 2001 and 2000 in connection with such services. In connection with any reinvestment of sale or refinancing proceeds as provided in the Partnership Agreement, the Registrant will pay a reinvestment acquisition fee of 2 percent of the price of additional properties payable from Net Sale or Refinancing Proceeds (each as defined in the Registrant's Partnership agreement) utilized solely for the acquisition. No such fees were paid in 2002, 2001, or 2000.

The Registrant may pay the General Partner or its affiliates a Regulatory Approval Fee, as defined in the Partnership Agreement, of up to 6 percent of the costs of any newly constructed property that is acquired by the Registrant. The services rendered in connection with such fee will include: obtaining the appropriate certificates of need, licenses, Medicare and Medicaid clearances, regulatory approvals of transfer as is necessary, and such other federal, state, local and other regulatory agency approvals as are necessary, and completion of various other items which pertain to the commencement of the operation of a newly constructed health care facility. Said services are expected to continue over the term for which such the Registrant properties are subject to compliance with regulatory agencies, so as to ensure that the newly constructed property can be placed into service on a timely basis and remain operational. This fee will not exceed $1,150,000. The General Partner or its affiliates did not earn any compensation in 2002, 2001 or 2000 in connection with such services.

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the refinancing, financing or lease restructuring of the Registrant's property, a service fee equal to the lesser of: (a) 2 percent of the refinancing proceeds of the Registrant property; or (b) fees which are competitive for similar services in the geographical area where the Registrant property is located. In 2001, the General Partner received a $39,856 fee for the lease restructure of the Hearthstone facility. No such fees were paid in 2002 or 2000.

The Registrant may pay to the General Partner or its affiliates, for services rendered in connection with the sale of a the Registrant property, and shall be entitled to receive the lesser of: (a) 3 percent of the sale price of the Registrant's property, or (b) an amount not to exceed 50 percent of the standard real estate commission. Amounts earned by the General Partner in 2002 for its efforts in the sale of The Hearthstone and Trinity Hills facilities were $174,000. Amounts earned by the General Partner in 2001 for its efforts in the sale of the Cambridge facility were $108,000. Amounts earned by the General Partner in 2000 for its efforts in the sale of Cane Creek, Sandybrook and the small Cedarbrook facility were $142,967.

Since most of the Registrant's properties have long-term, triple-net leases and others have independent fee management engagements for most services, the General Partner or its former affiliates received 1 percent of the monthly gross rental or operating revenues, totaling approximately $370, $60,000, and $97,000 in 2002, 2001, and 2000, respectively. Property management fees paid to the General Partner or to its managing agent, CSL, were approximately $0, $209,000, and $396,000 in 2002, 2001,and 2000, respectively. Asset management fees paid to the General Partner or to its managing agent, CSL, were approximately $0, $0, and $80,000 in 2002, 2001, and 2000, respectively.

The General Partner may be reimbursed for its direct expenses relating to administration of the Registrant. The General Partner, its affiliates or its managing agent, CSL, received approximately $99,000, $111,000, and $265,000 of reimbursements for such out-of-pocket expenses in 2002, 2001, and 2000, respectively. In addition, the General Partner, its affiliates or its managing agent, CSL, received approximately $3,000, $2,487,000, and $3,130,000 for salary and benefit reimbursements during 2002, 2001 and 2000 respectively.

In addition, a significant stockholder of Capital Senior Living Corporation is chairman of the board and principal stockholder of a bank, United Texas Bank of Dallas, where the Registrant holds the majority of its operating cash accounts.

ITEM 14.  CONTROLS AND PROCEDURES

The General Partner's chief executive officer/chief financial officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13-a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this annual report on Form 10-K, has concluded in his judgment that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Registrant and its subsidiaries would be made known to them.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the chief executive officer/chief financial officer, in other factors that could significantly affect the Registrant's disclosure controls and procedures subsequent to the Evaluation Date.



                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

Financial Statements

The following documents were filed as part of this report:

o    Report of Independent Auditors of Ernst & Young LLP
o    Consolidated Balance Sheets -December 31, 2002 and 2001;
o    Consolidated Statements of Income - Three years ended December 31, 2002;
o Consolidated Statements of Partnership Equity - Three years ended December 31, 2002;
o    Consolidated Statements of Cash Flows - Three years ended December 31,
     2002; and
o    Notes to Consolidated Financial Statements.

Financial Statement Schedules

All schedules have been omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The list of exhibits is incorporated herein by reference to the exhibit index on page 18 of this report.

    Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; the Registrant has duly caused this Report to be signed by the Registrant and on its behalf by the undersigned, thereunto duly authorized.


    HEALTHCARE PROPERTIES, L.P.


         By:  Capital Realty Group Senior Housing, Inc.,
         General Partner


         By:  /s/ Robert L. Lankford
            ----------------------------
         Robert L. Lankford, President/Chief Financial Officer
         March 28, 2003

                                  EXHIBIT INDEX


Exhibit Number



    3 Restated Limited Partnership Agreement is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 31, 1987, as filed with the Commission pursuant to Rule 424(b).

    10 Restructuring Agreement dated November 30, 1992, between the Registrant and Rebound, Inc. with exhibits.

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

    99.1          Certification pursuant to Section 906 of the Sarbanes - Oxley
                  Act of 2002

                                  CERTIFICATION

I, Robert Lankford, chief executive officer and chief financial officer of the General Partner of Healthcare Properties L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Healthcare Properties L.P. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to me by others within the Registrant, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the General Partner's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ Robert L. Lankford
                                              ---------------------------------
                                              Robert L.Lankford
                                              Chief executive officer and chief
                                              financial officer of the
                                              General Partner
                                              March 28,2003

CONSOLIDATED FINANCIAL STATEMENTS
HealthCare Properties, L.P. and Subsidiaries
Years ended December 31, 2002, 2001, and 2000

                  HealthCare Properties, L.P. and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 2002, 2001, and 2000




                                    Contents

Report of Ernst & Young LLP, Independent Auditors...........................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Income...........................................F-3
Consolidated Statements of Partnership Equity (Deficit).....................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated Financial Statements..................................F-6

                         Report of Independent Auditors

The Partners
HealthCare Properties, L.P.

We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, partnership equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthCare Properties, L.P. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



February 14, 2003
except for Note 1, as to which the date is March 26, 2003

                  HealthCare Properties, L.P. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                    December 31
                                                                              2002               2001
                                                                       ---------------------------------------

Assets
Cash and cash equivalents                                                $        643,493   $     1,694,546
Accounts receivable, less allowance for doubtful
   accounts of $648,697 in 2002 and $652,212 in 2001                                    -            89,185
Prepaid expenses                                                                   14,375                 -
Assets held for sale (Note 2)                                                   1,000,000         1,863,652
Property and improvements, net (Notes 3, 4, and 5)                                    563         3,272,204
                                                                       ---------------------------------------
Total assets                                                             $      1,658,431   $     6,919,587
                                                                       =======================================

Liabilities and Partnership Equity
Accounts payable and accrued expenses                                    $         66,114   $       175,001
Operating facility accounts payable                                                     -             3,345
Security deposits                                                                       -           101,247
Mortgage loan payable (Note 4)                                                          -         1,123,389
                                                                       ---------------------------------------
Total liabilities                                                                  66,114         1,402,982

Partnership equity (deficit):
   Limited partners (4,148,325 units at December 31,
     2002 and 2001)                                                             1,631,431         5,550,910
   General partner                                                                (39,114)          (34,305)
                                                                       ---------------------------------------
Total partnership equity                                                        1,592,317         5,516,605
                                                                       ---------------------------------------
Total liabilities and partnership equity                                 $      1,658,431   $     6,919,587
                                                                       =======================================


See accompanying notes.

                  HealthCare Properties, L.P. and Subsidiaries

                        Consolidated Statements of Income


                                                                     Year ended December 31
                                                            2002              2001              2000
                                                     -------------------------------------------------------
Revenues:
   Resident and health care revenue                     $      22,813    $    3,019,174     $  5,663,026
   Rental and lease income (Note 5)                            37,071         3,619,003        4,083,925
                                                     -------------------------------------------------------
                                                               59,884         6,638,177        9,746,951
                                                     -------------------------------------------------------
Expenses:
   Facility operating expenses                                      -         3,461,459        4,862,317
   Depreciation                                                13,693           442,619          532,949
   Fees to related parties (Note 6)                            99,430           419,203          837,912
   Bad debt expense, net of recoveries of $3,514
     in 2002, $0 in 2001, and $0 in 2000                       (3,514)          797,619                -
   Write-down of assets held for sale to estimated
     net realizable value (Note 2)                            863,652                 -          232,490
   Administrative and other                                   463,174           207,116          446,463
                                                     -------------------------------------------------------
                                                            1,436,435         5,328,016        6,912,131
                                                     -------------------------------------------------------
(Loss) income from operations                              (1,376,551)        1,310,161        2,834,820

Other income (expense):
   Interest income                                             30,799           248,413          767,806
   Interest expense                                           (11,234)         (363,614)        (498,416)
   Amortization                                                     -           (56,291)        (107,041)
   Gain (loss) on sale of properties, net (Note 3)          2,283,193         2,444,448         (347,896)
   Other                                                       63,498           155,796            2,608
                                                     -------------------------------------------------------
                                                            2,366,256         2,428,752         (182,939)
                                                     -------------------------------------------------------
Income before extraordinary loss                              989,705         3,738,913        2,651,881
Extraordinary loss (Note 2)                                         -          (434,199)               -
                                                     -------------------------------------------------------
Net income                                              $     989,705    $    3,304,714     $  2,651,881
                                                     =======================================================

Allocation of net income:
   Limited partners                                           980,521    $    3,152,135     $  2,595,512
   General partner                                              9,184           152,579           56,369
                                                     -------------------------------------------------------
                                                        $     989,705    $    3,304,714     $  2,651,881
                                                     =======================================================

Basic per limited partnership unit calculations:
   Net income before extraordinary loss                 $         .24    $          .86     $        .63
   Extraordinary loss                                               -              (.10)               -
                                                     -------------------------------------------------------
   Net income                                           $         .24    $          .76     $        .63
                                                     =======================================================
   Distributions                                        $       (1.18)   $        (4.18)    $      (2.18)
                                                     =======================================================
Weighted average number of units                        $   4,148,325    $    4,148,325     $  4,148,325
                                                     =======================================================


See accompanying notes.

                  HealthCare Properties, L.P. and Subsidiaries

             Consolidated Statements of Partnership Equity (Deficit)


                                                           Limited             General
                                                          Partners             Partner              Total
                                                    -------------------------------------------------------------

Equity at January 1, 2000                            $      26,189,763     $       99,659    $      26,289,422
   Net income                                                2,595,512             56,369            2,651,881
   Distributions                                            (9,036,500)           (96,000)          (9,132,500)
                                                    -------------------------------------------------------------
Equity at December 31, 2000                                 19,748,775             60,028           19,808,803
   Net income                                                3,152,135            152,579            3,304,714
   Distributions                                           (17,350,000)          (246,912)         (17,596,912)
                                                    -------------------------------------------------------------
Equity (Deficit) at December 31, 2001                        5,550,910            (34,305)           5,516,605
   Net income                                                  980,521              9,184              989,705
   Distributions                                            (4,900,000)           (13,993)          (4,913,993)
                                                    -------------------------------------------------------------
Equity (Deficit) at December 31, 2002                  $     1,631,431     $      (39,114)     $     1,592,317
                                                    =============================================================


See accompanying notes.

                  HealthCare Properties, L.P. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                           Year ended December 31
                                                                  2002              2001              2000
                                                           --------------------------------------------------------

Operating Activities
Net income                                                   $       989,705   $     3,304,714   $     2,651,881
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Write-down of assets held for sale to estimated net
       realizable value                                              863,652                 -           232,490
     Depreciation and amortization                                    13,693           498,910           639,990
     Bad debt expense, net of recoveries                              (3,514)          797,619                 -
     (Gain) loss on sale of properties                            (2,283,193)       (2,444,448)          347,896
     Extraordinary loss                                                    -           434,199                 -
     Changes in operating assets and liabilities:
       Accounts receivable                                            92,699          (132,990)          867,129
       Prepaid expenses                                              (14,375)           15,200           (14,895)
       Accounts payable and accrued expenses                         (89,928)         (341,185)          120,213
       Security deposits                                            (101,247)          101,247                 -
                                                           --------------------------------------------------------
Net cash (used in) provided by operating
 activities                                                         (532,508)        2,233,266         4,844,704

Investing Activities
Purchase of property and improvements                                      -           (20,500)          (27,572)
Proceeds from sales of properties                                  4,395,448         3,644,457         4,506,173
                                                           --------------------------------------------------------
Net cash provided by investing activities                          4,395,448         3,623,957         4,478,601

Financing Activities
Payments on mortgage loans payable                                         -           (80,020)         (400,486)
Distributions to partners                                         (4,913,993)      (17,596,912)       (9,132,500)
                                                           --------------------------------------------------------
Net cash used in financing activities                             (4,913,993)      (17,676,932)       (9,532,986)
                                                           --------------------------------------------------------

Net decrease in cash and cash equivalents                         (1,051,053)      (11,819,709)         (209,681)
Cash and cash equivalents at beginning of year                     1,694,546        13,514,255        13,723,936
                                                           --------------------------------------------------------
Cash and cash equivalents at end of year                     $       643,493   $     1,694,546   $    13,514,255
                                                           ========================================================

Supplemental Disclosures
Cash paid for interest                                       $        22,304   $       365,022   $       495,876
                                                           ========================================================


See accompanying notes.

                  HealthCare Properties, L.P. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002

1. General

HealthCare Properties, L.P. (HCP or the Partnership) is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. These properties are operated by the Partnership or are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc.
(CRG) is the sole general partner of the Partnership. Capital Senior Living, Inc. (CSL), a wholly owned subsidiary of Capital Senior Living Corporation
(CSLC), and an affiliate of CRG until June 1998, is the managing agent for the Partnership.

Capital Senior Living Properties, Inc. (CSLP), a wholly owned subsidiary of CSLC, owned approximately 57% of the Partnership's limited partner units at December 31, 2002, 2001, and 2000. As a result, HCP is consolidated into the financial statements of CSLC. CSLC is subject to the reporting obligations of the Securities and Exchange Commission.

The consolidated financial statements for the years ended December 31, 2001 and 2000, include the accounts of the Partnership's wholly owned subsidiary, Cambridge Nursing Home Limited Liability Company (Cambridge LLC), which operated the Partnership's Cambridge Nursing Home, located in Cambridge, Massachusetts, until it was sold on August 15, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2002, the Partnership has one remaining property which is classified as an asset held for sale. At December 31, 2001, the Partnership leased two of its three properties to unaffiliated operators on a triple net basis. At December 31, 2000, the Partnership leased four of its five properties to unaffiliated operators on a triple net basis.

On March 26, 2003, the general partner began plans to wind-up the affairs of the Partnership and cause its existence to be terminated. Management believes there are no adjustments to the December 31, 2002, balances that would be needed if a liquidation basis of accounting had been adopted as of December 31, 2002.

                  HealthCare Properties, L.P. and Subsidiaries

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

During 2002, the Partnership sold its two remaining operating properties, Hearthstone and Trinity Hills. During 2002, the Partnership also recorded an adjustment of $863,652 to the carrying amount of its remaining property, Crenshaw Creek, which is classified as an asset held for sale, due to reduction in estimated net realizable value. The Partnership estimates the one remaining property at December 31, 2002, classified as held for sale has an aggregate fair value, net of costs of disposal, of $1,000,000. The amount the Partnership will ultimately realize could differ materially from this estimate.

During 2001, the Partnership reclassified the Crenshaw Creek property to assets held for sale, and sold the Cambridge facility. In addition, during 2001, a lender foreclosed on a property that had been classified as assets held for sale, resulting in a 2001 extraordinary loss of $434,199.

                  HealthCare Properties, L.P. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Deferred charges primarily represent initial fees and other costs incurred in negotiating leases and mortgage loans payable. These costs were amortized using the straight-line method over the lives of the related leases or mortgage loans.

The consolidated financial statements and federal income tax returns are prepared on the accrual method of accounting and include only those assets and liabilities and results of operations which relate to the business of the Partnership and its wholly owned subsidiaries. No provision has been made for federal and state income taxes since such taxes are the responsibility of the individual partners. Although the Partnership's subsidiaries file federal corporate income tax returns, none of the subsidiaries had significant net income for financial reporting or income tax purposes in 2002, 2001, or 2000. Accordingly, no provision has been made for federal and state income taxes for these subsidiaries in 2002, 2001, or 2000.

Resident and health care revenue is reported at the estimated net realizable amounts due from residents, third-party payors (including the Medicare and Medicaid programs), and others in the period for which services are provided. Revenue under third-party payor agreements is subject to audit and, in certain cases, retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. Final settlement has been made by the Medicare fiscal intermediary with respect to the Cambridge property for all years through December 31, 2001. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Net income (loss) of the Partnership and taxable income (loss) are generally allocated 98% to the limited partners and 2% to the general partner. The net income of the Partnership from the disposition of a property is allocated (i) to

                  HealthCare Properties, L.P. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

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

For the year ended December 31, 2002, the gain on the sale of Hearthstone and Trinity Hills was allocated first to the general partner's deficit and the remaining amount was allocated to the limited partners. The operating losses throughout the year were allocated 98% to the limited partners and 2% to the general partner. The partnership made distributions of $4,900,000 and $13,993 to the limited partners and general partner, respectively, in 2002.

For the year ended December 31, 2001, the gain on the sale of Cambridge (Note 3) was allocated first to the deficit of the general partner's account and the remaining amount was allocated to the limited partners. The loss on the Cedarbrook sale was allocated to the balance on the partners capital accounts on the date of the event, resulting in 99.99% of the loss being allocated to the limited partners and 0.01% to the general partner. The extraordinary loss on the McCurdy foreclosure was allocated to the balance on the partners capital accounts on the date of the event, resulting in 99.99% of the loss being allocated to the limited partners and 0.01% to the general partner. The remaining net income was allocated 98% to the limited partners, and 2% to the general partner. The Partnership made distributions of $17,350,000 and $246,912 to the limited partners and general partner, respectively, in 2001.

For the year ended December 31, 2000, the gain on sale of the Cane Creek property and the Cedarbrook house (see Note 3) was allocated 100% to the limited partners. The loss on the sale of the Sandybrook property was allocated according to the balance on the partners' capital accounts at the date of sale,

                  HealthCare Properties, L.P. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

resulting in 99.5% of the loss being allocated to the limited partners and 0.5% to the general partner. The remaining 2000 net income was allocated 98% to the limited partners and 2% to the general partner. The Partnership made distributions of $9,036,500 and $96,000 to the limited partners and general partner, respectively, in 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition and assets held for sale are its most critical accounting policies and require management's most difficult, subjective and complex judgments.

The Partnership evaluates the performance and allocates resources of its properties based on current operations and market assessments on a property-by-property basis. The Partnership does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

                  HealthCare Properties, L.P. and Subsidiaries

3. Property and Improvements

Property and improvements consist of:

                                                                                 December 31
                                                                          2002                 2001
                                                                   -------------------- --------------------

Land                                                                $              -     $      1,056,039
Buildings and improvements                                                         -            4,932,962
Furniture, fixtures, and equipment                                             8,908              487,423
                                                                   -------------------- --------------------
                                                                               8,908            6,476,424
Less accumulated depreciation                                                  8,345            3,204,220
                                                                   -------------------- --------------------
                                                                    $            563     $      3,272,204
                                                                   ==================== ====================

On January 1, 2002, the Hearthstone property was sold for net $4,000,000, which resulted in a gain of $1,777,113, and net cash proceeds of $2,702,125.

On February 28, 2002, the Trinity Hills facility was sold for $1,800,000, resulting in a gain of approximately $506,000 and net cash proceeds of $1,693,323 after payment of settlement costs.

During 2001, the Partnership sold its Cambridge facility and final Cedarbrook house for net proceeds of $3,644,457 and the gain on the sale was $2,444,448. Also during 2001, the Crenshaw Creek property was reclassed to assets held for sale at a net book value of $1,863,652, which is the lower of net book value or fair value. The lessee of the McCurdy facility defaulted on its minimum lease payment. The Partnership attempted to work with the current lessee to stabilize it census, but was unable to do so. The facility was foreclosed by the lender on September 11, 2001, resulting in an extraordinary loss of $434,199.

During 2000, the Partnership sold the Cane Creek, Sandybrook, and one of the Cedarbrook houses for total proceeds of $4,506,173, net of sales commissions, which resulted in a net loss on sales of $347,896. These facilities had been classified as assets held for sale. Rental revenue associated with these properties was $1,794,000 in 2000.

The following information is a summary of Partnership additions to and deductions from property and improvements and accumulated depreciation for the years ended December 31, 2002 and 2001. The information presented includes furniture, fixtures, and equipment, which are immaterial to the Partnership.

                  HealthCare Properties, L.P. and Subsidiaries


Property and Improvements                                                 2002                  2001
                                                                   -------------------- ---------------------

Balance at beginning of year                                        $      6,476,424     $      3,704,485
Additions during the year                                                          -               20,500
                                                                   -------------------- ---------------------
                                                                           6,476,424           13,724,985
Deductions during year:
   Cost of property sold                                                   6,467,516            3,245,829
   Reclass to assets held for sale                                                 -            4,002,732
                                                                   -------------------- ---------------------
Balance at end of year                                              $          8,908     $      6,476,424
                                                                   ==================== =====================

Accumulated depreciation:
   Balance at beginning of year                                     $      3,204,220     $      7,253,247
   Additions                                                                  13,693              442,619
   Deductions during year:
     Property sold                                                         3,209,568            2,352,566
     Reclass to assets held for sale                                               -            2,139,080
                                                                   -------------------- ---------------------
Balance at end of year                                              $          8,345     $      3,204,220
                                                                   ==================== =====================


                  HealthCare Properties, L.P. and Subsidiaries

3. Property and Improvements (continued)

The following is a summary of information for the individual Partnership properties owned at December 31, 2002 from inception of the Partnership through December 31, 2002. The information presented includes furniture, fixtures, and equipment, which are immaterial to the Partnership.

                                                           Costs
                                                         Capitalized
                                                        Subsequent to
                          Initial Cost to Partnership    Acquisition
                          ------------------------------------------------------
                                          Buildings
                                            and
   Description                Land      Improvements    Improvements    Land
--------------------------------------------------------------------------------

Partnership assets
 Dallas, TX                $      -    $          -     $  8,908      $      -
                          ------------------------------------------------------
Total properties and       $         - $         -      $  8,908      $      -
 improvements
                          ======================================================
Crenshaw Creek rehab          123,801     3,776,199      102,732       123,801
 facility Lancaster, SC
                          ------------------------------------------------------

Total assets held for
 sale                      $  123,801  $  3,776,199     $102,732      $123,801
                          ======================================================





Table Continued:



                                                 Balances at December 31, 2002
                          ---------------------------------------------------------------------------------------------------------
                               Buildings
                                  and         Valuation                             Accumulated     Date of       Date     Useful
   Description                Improvements    Allowance     Total      Encumbrances Depreciation  Construction  Acquired    Life
-----------------------------------------------------------------------------------------------------------------------------------

Partnership assets                                                                                                         5-10
 Dallas, TX                 $      8,908    $        -   $    8,908     $     -    $     8,345         n/a      1991-199   years
                            --------------------------------------------------------------------
Total properties and        $      8,908    $        -   $    8,908     $     -    $     8,345
 improvements
                            ====================================================================
Crenshaw Creek rehab           3,878,931       863,652    3,139,080           -      2,139,080        1988        1988     25-31
 facility Lancaster, SC                                                                                                    years
                            --------------------------------------------------------------------

Total assets held for
 sale                       $  3,878,931    $  863,652   $3,139,080     $     -    $ 2,139,080
                            ====================================================================


                  HealthCare Properties, L.P. and Subsidiaries

4. Mortgage Loan Payable

Mortgage loan payable consisted of the following at December 31, 2002 and 2001:

                                                                             2002                2001
                                                                      -------------------- ------------------

             Hearthstone property - note payable to
                life insurance company                                 $              -     $      1,123,389
                                                                      ==================== ==================

The mortgage loan payable bore interest of 10.75% at December 31, 2001. All debt was paid in conjunction with the sale of the Hearthstone property on January 1, 2002.

5. Leases

The Partnership leased its property and equipment to tenants under noncancelable operating leases. The leases generally provided for contingent rentals based on the performance of the property. Contingent rentals aggregated $0, $151,089, and $112,597 in 2002, 2001, and 2000, respectively.

The Hearthstone lease expired on November 7, 2000. The parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee and the Partnership attempted to negotiate an extension of the lease, but were unsuccessful in doing so. The Hearthstone lessee did not pay its April rent to the Partnership. The Partnership negotiated a new lease with an unaffiliated operator, effective May 1, 2001. The Hearthstone property was sold on January 1, 2002, to the operator.

The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee of the Trinity Hills facility filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease payments through December 31, 2001. The Partnership renegotiated with an unaffiliated operator to take over the lease effective January 1, 2002. On February 28, 2002, the operator purchased The Trinity Hills facility.

                  HealthCare Properties, L.P. and Subsidiaries

6. Related Party Transactions

Personnel working at the property sites and certain home office personnel who perform services on behalf of HCP are employees of CSL. HCP reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel. In addition, HCP pays fees to the general partner and to CSL. The approximate costs of these arrangements are reflected below:

                                                                   Year ended December 31
                                                         2002               2001                2000
                                                  ------------------- ------------------ -------------------

Salary and benefit
 reimbursements                                     $        2,535      $    2,487,415    $     3,130,000
                                                  =================== ================== ===================

Asset management fees                               $            -      $            -    $        80,000
Property management fees                                         -             208,708            396,000
Administrative and other expenses                           99,059             111,089            265,000
General partner management fees                                371              59,550             97,000
GP release fee                                                   -              39,856                  -
                                                  ------------------- ------------------ -------------------
                                                    $       99,430      $      419,203    $       838,000
                                                  =================== ================== ===================

In connection with the sale of the properties during 2002 and 2001, the general partner was paid fees of $174,000 and $108,000, respectively.

A former officer and significant shareholder of CSLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts.

                  HealthCare Properties, L.P. and Subsidiaries

7. Income Taxes

The reconciliation of financial statement basis partnership equity to federal income tax basis partnership equity is as follows:

                                                                        Year ended December 31
                                                            2002                2001              2000
                                                     --------------------------------------------------------

Total partnership equity - financial statement
   basis                                               $   1,592,317      $      5,516,605  $    19,808,803
Current year tax basis net (losses) earnings over
   financial statement basis                                (105,615)           (4,797,732)      (1,155,714)
Cumulative tax basis net (losses) earnings over
   financial statement basis
                                                             (22,157)            4,775,575        5,931,289
                                                     -------------------- ----------------- ------------------
Total partnership equity - federal
   income tax basis                                    $   1,464,545      $      5,494,448  $    24,584,378
                                                     ==================== ================= ==================

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

The federal income tax basis of the Partnership's property and improvements at December 31, 2002 and 2001, is $2,231,057 and $8,340,076, respectively.

8. Business and Credit Concentrations

The Partnership also derived revenue from the Medicaid program funded by the State of Massachusetts until the sale of the Cambridge property in 2001. The Partnership derived 0% of its revenues in 2002, 36% of its revenues in 2001, and 40% of its revenues in 2000 from the state program in Massachusetts. The Partnership also derived 0%, 3%, and 6% of its revenues from the Medicare program in 2002, 2001 and 2000, respectively.

(Payables to) receivables from the Massachusetts state Medicaid program aggregated $(63,534) and $258,221 at December 31, 2002 and 2001, respectively.

                  HealthCare Properties, L.P. and Subsidiaries

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

10. Condensed Operating Results for Subsidiary

Operating results for the Partnership's subsidiary, Cambridge LLC, follow:

                                                            2002              2001               2000
                                                      ----------------- ------------------ -----------------

Net patient service revenue                               $      -      $    3,019,174      $    5,663,026

Facility operating expenses                                      -           3,309,389           4,862,317
Depreciation                                                     -              13,253              19,546
Fees to affiliates                                               -             270,903             453,014
Bad debt expense, net of recoveries
   of $0 in 2001 and $0 in 2000                                  -             152,077                   -
                                                      ----------------- ------------------ -----------------
                                                                 -           3,745,622           5,334,877
                                                      ----------------- ------------------ -----------------
(Loss) income from operations                             $      -       $    (726,448)     $      328,149
                                                      ================= ================== =================


11. Selected Quarterly Financial Data (Unaudited)

                                                               Fiscal 2002 Quarters
                                       ---------------------------------------------------------------------
                                             First            Second          Third (a)       Fourth (a)
                                       ---------------------------------------------------------------------


Revenues                                $       37,070     $            -   $       15,255   $        7,559
                                       =====================================================================

Net income (loss)                       $    2,217,259     $     (135,346)  $     (610,393)  $     (481,815)
                                       =====================================================================

Earnings (losses) per
 limited partnership unit:
     Net income (loss)                  $         .53      $         (.03)  $         (.14)  $        (.12)
                                       =====================================================================


                                                               Fiscal 2001 Quarters
                                       ---------------------------------------------------------------------
                                             First            Second            Third           Fourth
                                       ---------------------------------------------------------------------

Revenues                                $    2,484,141     $    2,501,468   $    1,062,987   $      589,581
                                       =====================================================================

Net income before extraordinary loss    $      536,726     $      435,067   $    2,479,154   $      287,966
Extraordinary loss (b)                               -                  -         (434,199)               -
                                       ---------------------------------------------------------------------
Net income                              $      536,726     $      435,067   $    2,044,955   $      287,966
                                       =====================================================================

Earnings (loss) per
 limited partnership unit:
     Net income before
       extraordinary loss               $         .13      $         .10   $           .56   $         .07
     Extraordinary loss                              -                  -             (.10)              -
                                       ---------------------------------------------------------------------
     Net income                         $         .13      $          .10   $          .46   $         .07
                                       =====================================================================

(a) During the third quarter and fourth quarter of 2002, the Partnership recorded write-downs on an asset held for sale of $500,000 and $363,652, respectively, due to a reduction in estimated net realizable value.

(b) During 2001, the lessee of the McCurdy facility defaulted on its minimum lease payment. The Partnership attempted to work with the current lessee to stabilize its census, but was unable to do so. The facility was foreclosed by the lender on September 11, 2001. In connection with the foreclosure, net fixed assets of $4,196,816, mortgage loans of $3,569,386 and accrued interest of $193,231 were written off resulting in an extraordinary loss of $434,199.

Quarterly operating results are not necessarily representative of operations for a full year.