Form 10-Q
period 2003-03-31
HEALTHCARE PROPERTIES L P
filed 2003-05-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695
                       ---------

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


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ----   ----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                         (A Delaware Limited Registrant)

                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31, 2003         December 31, 2002
                                                                      (Unaudited)              (Note A)
ASSETS

Cash and cash equivalents                                          $        554,203        $        643,493

Accounts receivable, less allowance for doubtful
  accounts of $648,697 in 2003 and 2002                                           -                       -

Prepaid expenses                                                              5,750                  14,375

Asset held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                 1,000,000               1,000,000

Property and improvements, net                                                  514                     563
                                                                   -----------------       -----------------

          Total assets                                             $      1,560,467        $      1,658,431
                                                                   =================       =================

LIABILITIES AND REGISTRANT EQUITY

Accounts payable and accrued expenses                              $         95,340        $         66,114
                                                                   -----------------       -----------------
                                                                             95,340                  66,114
                                                                   -----------------       -----------------
Registrant equity (deficit):
  Limited partners (4,148,325 units outstanding in 2003
  and 2002)                                                               1,506,785               1,631,431
  General partner                                                           (41,658)                (39,114)
                                                                   -----------------       -----------------
                                                                          1,465,127               1,592,317
                                                                   -----------------       -----------------
          Total liabilities and Registrant equity                   $     1,560,467        $      1,658,431
                                                                   =================       =================


                       See notes to financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                         (A Delaware Limited Registrant)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months ended
                                                        March 31, 2003               March 31, 2002
Revenues:
   Rental                                               $             -               $        37,071
   Net patient services                                               -                             -
                                                        ----------------              ----------------
                                                                      -                        37,071
                                                        ----------------              ----------------

Expenses:
   Depreciation                                                      49                        13,443
   Administrative and other                                     128,188                       158,023
   Recoveries of bad debts                                            -                        (3,001)
                                                        ----------------              ----------------
                                                                128,237                      (168,465)
                                                        ----------------              ----------------
       Loss from operations                                    (128,237)                     (131,394)
                                                        ----------------              ----------------


Other income (expenses):
   Gain on disposition of properties                                  -                     2,283,193
   Interest income                                                1,047                        13,196
   Other income                                                       -                        63,498
   Interest expense                                                   -                       (11,234)
                                                        ----------------              ----------------
                                                                  1,047                     2,348,653
                                                        ----------------              ----------------

           Net (loss) income                            $      (127,190)              $     2,217,259
                                                        ================              ================

Allocation of net (loss) income
   Limited partner                                      $      (124,646)              $     2,183,523
   General partner                                      $        (2,544)                       33,736
                                                        ----------------              ----------------
                                                        $      (127,190)              $     2,217,259
                                                        ================              ================

Basic per limited Registrant unit calculations:
   Net (loss) income                                    $          (.03)              $           .53
                                                        ================              ================
   Distributions                                        $             0               $           .75
                                                        ================              ================
WEIGHTED AVERAGE NUMBER OF UNITS                              4,148,325                     4,148,325
                                                        ================              ================


                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                         (A Delaware Limited Registrant)

             CONSOLIDATED STATEMENTS OF REGISTRANT EQUITY (DEFICIT)
                                   (Unaudited)




                                 Limited           General
                                 Partners          Partners            Total

EQUITY (DEFICIT) at
   January 1, 2003          $    1,631,431      $   (39,114)     $    1,592,317

Net Loss                          (124,646)          (2,544)           (127,190)
                            ---------------     ------------     ---------------
EQUITY (DEFICIT) at
   March 31, 2003           $    1,506,785      $   (41,658)     $    1,465,127
                            ===============     ============     ===============









                       See notes to financial statements.

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                         (A Delaware Limited Registrant)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      Three months ended
                                                          March 31, 2003             March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                       $    (127,190)             $   2,217,259
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
             Recoveries of bad debts                                   -                     (3,001)
             Depreciation and amortization                            49                     13,443
             Gain on disposition of properties, net                    -                 (2,283,193)
             Changes in assets and liabilities:
               Accounts receivable                                     -                     92,186
               Prepaid expenses                                    8,625                          -
               Accounts payable and accrued expenses              29,226                   (143,523)
               Security deposits                                       -                   (101,247)
                                                           --------------             ---------------
                    NET CASH USED IN
                    OPERATING ACTIVITIES                         (89,290)                  (208,076)
                                                           --------------             ---------------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                  Proceeds from sale of properties                     -                  4,417,753
                                                           --------------             ---------------
                    NET CASH PROVIDED BY
                    INVESTING ACTIVITIES                               -                  4,417,753
                                                           --------------             ---------------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Distributions to partners                            -                 (3,111,816)
                                                           --------------             ---------------

                    NET CASH USED IN
                    FINANCING ACTIVITIES                               -                 (3,111,816)
                                                           --------------             ---------------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                             (89,290)                 1,097,861

CASH AND CASH EQUIVALENTS
   Beginning of Period                                           643,493                  1,694,546
                                                           --------------             ---------------

CASH AND CASH EQUIVALENTS
   End of Period                                           $     554,203              $   2,792,407
                                                           ==============             ===============

CASH PAID FOR INTEREST                                     $           -              $      22,304
                                                           ==============             ===============




                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                         (A Delaware Limited Registrant)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                                   (Unaudited)

A.       ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, all of which were normal recurring accruals, necessary to present fairly the Registrant's consolidated balance sheets as of March 31, 2003 and December 31, 2002, results of operations, changes in Registrant's equity (deficit) and cash flows for three month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2002.

Net income (loss) of the Registrant and taxable income (loss) are generally allocated 98 percent to the limited partners and 2 percent to the general partner. The net income of the Registrant from the disposition of a property is allocated (i) to partners with deficit capital accounts on a pro rata basis,
(ii) to limited partners until they have been paid an amount equal to the amount of their Adjusted Investment, as defined, (iii) to the limited partners until they have been allocated income equal to their 12 percent Liquidation Preference, and (iv) thereafter, 80 percent to the limited partners and 20 percent to the general partner. The net loss of the Registrant from the disposition of a property is allocated (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98 percent to the limited partners and 2 percent to the general partner. Distributions of available cash flow are generally distributed 98 percent to the limited partners and 2 percent to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90 percent to the limited partners and 10 percent to the general partner.

As of March 31, 2003, the Registrant has one non-operational property held for sale. It is the current intention of the General Partner to wind-up the affairs of the Registrant and cause its existence to be terminated. The winding-up process will entail disposing of the Registrant's remaining asset (or transferring it to a liquidating trust), paying the Registrant's debts and liabilities and, as required by the Partnership Agreement and applicable law, setting up any reserves which the General Partner may deem reasonably necessary for any contingent, conditional or unforeseen liabilities or obligations of the Registrant. To the extent that the Registrant has funds in excess of amounts necessary to satisfy its obligations and establish such reserves, such funds will be distributed to the partners. To the extent that reserves are not exhausted by future claims, the funds remaining in such reserves will be distributed to the partners after a period of time necessary to assure that all currently contingent, conditional or unforeseen liabilities or obligations of the Registrant have matured and been paid. Management believes there are no adjustments to the March 31, 2003, balances that would be needed if a liquidation basis of accounting had been adopted as of March 31, 2003.

B.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
        PARTNER

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

                                                  Three months ended
                                       March 31, 2003           March 31, 2002

Administrative reimbursements          $       22,279            $       27,006
General partner fees                                -                       551
                                       --------------            --------------
                                       $       22,279            $       27,557
                                       ==============            ==============

In connection with the sale of the Hearthstone and Trinity Hills facilities in the first quarter of 2002, the General Partner was paid fees of $174,000 or 3% of the sales proceeds as allowed in the Registrant Agreement.

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

C.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. Registrant performs such evaluations on an on-going basis. During the three months ended March 31, 2003, based on Registrant's evaluation of its sole remaining property, Registrant did not record any impairment.

D.       DISPOSITION OF PROPERTIES

The Hearthstone facility was sold on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. The Trinity Hills facility was sold on February 28, 2002 for $1,800,000, resulting in a gain of $506,080 and net cash proceeds of $1,747,323 after payment of settlement costs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant commenced an offering to the public on August 31, 1987, of depository units representing beneficial assignments of limited Registrant interests ("Units"). On October 14, 1987, Registrant commenced operations, having previously accepted subscriptions for more than the specified minimum of 120,000 Units. As of August 30, 1989, the offering was closed except for Units for sale to existing investors under the terms of a distribution reinvestment plan. As of

September 30, 1995, Registrant had sold Units aggregating approximately $43.4 million. Due to the suspension of the distribution reinvestment plan, Registrant does not anticipate any additional inflow of investment.

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of March 31, 2003, eleven of the original twelve properties had either been sold or deeded back to the lender, leaving Registrant one unleveraged property, the Crenshaw facility. As of March 31, 2003, the Crenshaw facility is classified as an asset held for sale.

Potential sources of liquidity for Registrant include current holdings of cash and cash equivalents, collection of outstanding receivables on previously owned facilities which are fully reserved as of March 31, 2003, collection on defaulted rent and/or damage settlements related to leases in default, and a potential sale of the Registrant's remaining asset.

As of March 31, 2003, Registrant had cash and cash equivalents aggregating $554,203. The cash and cash equivalents will be used for working capital, emergency reserves, and future potential cash distributions.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address continuing maintenance expenditures on its remaining asset. Future cash distributions will be dependent on the sale of its remaining asset. Cash and sale distributions of $0 and $3,111,816 were made for the first quarters ending March 31, 2003 and 2002 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Three Months Ending March 31, 2003

Rental revenues for the three months ended March 31, 2003 decreased $37,071 from the comparable three months ended March 31, 2002, due to the sale of the Hearthstone and Trinity Hills facilities during the three months ended March 31, 2002. Interest income for the three months ended March 31, 2003 decreased $12,149 from the three months ended March 31, 2002 primarily due to decreasing cash available for investment. Other income of $63,498 was received during the first quarter ended March 31, 2002 due to payment of an administrative claim on the Cambridge facility. A gain of $2,283,193 was recognized for the three months ended March 31, 2002 due to the sale of the Hearthstone and Trinity Hills facilities.

Depreciation for the three months ended March 31, 2003, decreased $13,394 from the comparable 2002 period due to the sale of the Hearthstone and Trinity Hills facilities. Administrative expenses decreased $29,835 for the three months ended March 31, 2003 in comparison to 2002 primarily due to decreased professional fees. Bad debt recoveries of $3,001 for the three months ended March 31, 2002 is related to account receivable collections from the Cambridge property. Interest expense for the three months ended March 31, 2003 decreased to $0 from the comparable 2002 period, due to the sale of the Hearthstone facility and retirement of its related mortgage.

Cash and cash equivalents as of March 31, 2003 decreased by $89,290 from the balance at December 31, 2002. Cash flows decreased by $1,187,151 for the three months ending March 31, 2003 in comparison to the three months ending March 31, 2002 primarily due to cash proceeds from the sale of the Hearthstone and Trinity Hills facilities and cash distributions incurred during the three months ended March 31, 2002. Accounts payable and accrued expenses increased $29,226 at March 31, 2003, from the balance at December 31, 2002 primarily due to increased accrued taxes and overhead charges.

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

Due to low occupancy, HealthSouth closed the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis through the end of the lease term. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term and the facility is held for sale as of March 31, 2003.


Hearthstone and Trinity Hills Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to the Registrant. Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. The Hearthstone facility was subsequently sold and the lease terminated on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. Registrant received notice from the original lessee (who had filed for Chapter 11 bankruptcy) of a potential claim against Registrant regarding ownership of the furniture, fixtures and equipment at the Hearthstone facility. The Registrant has been release from this claim. The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase held by the lessee The Trinity Hills facility was subsequently sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of $506,080 and net cash proceeds of $1,747,323 after payment of settlement costs.


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


Item 4. Controls and Procedures

The Registrant's General Partner, including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this quarterly report on Form 10-Q, have concluded in their judgment that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Registrant and its subsidiaries would be made known to them.

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



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:   /s/ Robert Lankford
     -----------------------------
         Robert Lankford
         President (duly authorized officer and principal financial officer)
Date:    May 14, 2003

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


                                                /s/ Robert Lankford
                                                --------------------------------
                                                Robert Lankford
                                                Chief executive officer and
                                                Chief financial officer of the
                                                General Partner
                                                May 14, 2003