Form 10-Q
period 2003-06-30
HEALTHCARE PROPERTIES L P
filed 2003-08-14
CIK 814458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-17695
                       -------------

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

                           CONSOLIDATED BALANCE SHEETS


                                                                             June 30, 2003         December 31, 2002
                                                                              (Unaudited)               (Note A)
                                                                              -----------               --------

ASSETS

Cash and cash equivalents                                                  $         93,500        $        643,493

Accounts receivable, less allowance for doubtful
  accounts of $648,697 in 2003 and 2002                                                   -                       -

Prepaid expenses                                                                     24,500                  14,375

Asset held for sale, at the lower of carrying value or
  fair value less estimated costs to sell                                         1,000,000               1,000,000

Property and improvements, net                                                          466                     563
                                                                           ----------------        ----------------

          Total assets                                                     $      1,118,466        $      1,658,431
                                                                           ================        ================


LIABILITIES AND PARTNERSHIP EQUITY

Accounts payable and accrued expenses                                       $        86,965        $         66,114
                                                                            ---------------         ---------------

                                                                                     86,965                  66,114
                                                                            ---------------        ----------------

Partnership equity (deficit):
  Limited partners (4,148,325 units outstanding in 2003
  and 2002)                                                                       1,081,832               1,631,431
  General partner                                                                   (50,331)                (39,114)
                                                                            ---------------        ----------------
                                                                                  1,031,501               1,592,317
                                                                            ---------------        ----------------

          Total liabilities and Partnership equity                          $     1,118,466        $      1,658,431
                                                                            ===============        ================


                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three months ended
                                                                        June 30, 2003                 June 30, 2002
                                                                        -------------                 -------------

Revenues:
   Rental                                                               $             -               $             -
   Net patient services                                                               -                             -
                                                                        ---------------               ---------------
                                                                                      -                             -
                                                                        ---------------               ---------------


Expenses:
   Depreciation                                                                      47                            84
   Administrative and other                                                     128,311                       144,868
   Recoveries of bad debts                                                            -                          (513)
                                                                        ---------------               ---------------
                                                                                128,358                       144,439
                                                                        ---------------               ---------------
       Loss from operations                                                    (128,358)                     (144,439)
                                                                        ---------------               ---------------


Other income (expenses):
   Interest income                                                                  780                         9,093
   Other income                                                                      75                             -
                                                                        ---------------               ---------------
                                                                                    855                         9,093
                                                                        ---------------               ---------------

           Net loss                                                     $      (127,503)              $      (135,346)
                                                                        ===============               ===============


Allocation of net loss
   Limited partner                                                      $     (124,953)               $     (132,639)
   General partner                                                              (2,550)                       (2,707)
                                                                        --------------                --------------
                                                                        $     (127,503)               $     (135,346)
                                                                         =============                 =============

Basic per limited Partnership unit calculations:
   Net loss                                                             $         (.03)               $         (.03)
                                                                        ===============                =============
   Distributions                                                        $          .07                $            -
                                                                        ===============                =============

WEIGHTED AVERAGE NUMBER OF UNITS                                             4,148,325                     4,148,325
                                                                        ===============                =============







                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Six months ended
                                                                      June 30, 2003                June 30, 2002
                                                                      -------------                -------------

Revenues:
   Rental                                                             $             -              $        37,071
   Net patient services                                                             -                            -
                                                                      ---------------              ---------------
                                                                                    -                       37,071
                                                                      ---------------              ---------------


Expenses:
   Depreciation                                                                    96                       13,527
   Administrative and other                                                   256,499                      302,891
   Recoveries of bad debts                                                          -                       (3,514)
                                                                      ---------------              ---------------
                                                                              256,595                      312,904
                                                                      ---------------              ---------------
       Loss from operations                                                  (256,595)                    (275,833)
                                                                      ---------------              ---------------


Other income (expenses):
   Gain on disposition of property                                                  -                    2,283,193
   Interest income                                                              1,827                       22,289
   Other income                                                                    75                       63,498
   Interest expense                                                                 -                      (11,234)
                                                                      ---------------              ---------------
                                                                                1,902                    2,357,746
                                                                      ---------------              ---------------


         Net (loss) income                                            $      (254,693)             $     2,081,913
                                                                      ===============              ===============

Allocation of net (loss) income
   Limited partner                                                    $      (249,599)             $     2,050,884
   General partner                                                             (5,094)                      31,029
                                                                      ---------------              ---------------
                                                                      $      (254,693)             $     2,081,913
                                                                      ===============              ===============

Basic per limited Partnership unit calculations:
   Net (loss) income                                                  $          (.06)             $           .49
                                                                      ===============              ===============
   Distributions                                                      $          .07               $           .75
                                                                      ===============              ===============

WEIGHTED AVERAGE NUMBER OF UNITS                                           4,148,325                    4,148,325
                                                                      ===============              ===============







                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
                                   (Unaudited)





                                                    Limited              General
                                                    Partners             Partner               Total
                                                    --------             -------               -----
EQUITY (DEFICIT) at
   January 1, 2003                                 $    1,631,431      $    (39,114)        $    1,592,317

   Distributions                                         (300,000)           (6,123)              (306,123)

   Net Loss                                              (249,599)           (5,094)              (254,693)
                                                   --------------      ------------         --------------

EQUITY (DEFICIT) at
   June 30, 2003                                   $    1,081,832      $    (50,331)        $    1,031,501
                                                   ==============      ============         ==============






















                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                              Six months ended
                                                                                  June 30, 2003              June 30, 2002
                                                                                  -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                              $    (254,693)             $   2,081,913
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
             (Recoveries) bad debts                                                           -                     (3,514)
             Depreciation and amortization                                                   96                     13,527
             Gain on disposition of property, net                                             -                 (2,283,193)
             Changes in assets and liabilities:
                Accounts receivable                                                           -                     92,699
                Prepaid expenses                                                        (10,125)                         -
                Accounts payable and accrued expenses                                    20,852                   (158,847)
                Security deposits                                                             -                   (101,247)
                                                                                  -------------              -------------

                    NET CASH USED IN
                    OPERATING ACTIVITIES                                               (243,870)                  (358,662)
                                                                                  --------------             --------------

             CASH FLOWS FROM INVESTING ACTIVITY:
                  Proceeds from sale of property                                              -                  4,417,753
                                                                                  -------------              -------------
                    NET CASH PROVIDED BY
                    INVESTING ACTIVITY                                                        -                  4,417,753
                                                                                  -------------              -------------

            CASH FLOWS FROM FINANCING ACTIVITY:
                  Distributions to partners                                            (306,123)                (3,111,816)
                                                                                  -------------              -------------

                    NET CASH USED IN
                    FINANCING ACTIVITY                                                 (306,123)                (3,111,816)
                                                                                  -------------              -------------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                                   (549,993)                   947,275

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                  643,493                  1,694,546
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS
   End of Period                                                                  $      93,500              $   2,641,821
                                                                                  =============              =============

CASH PAID FOR INTEREST                                                            $           -              $      22,304
                                                                                  =============              =============




                        See notes to financial statements

                  HEALTHCARE PROPERTIES, L.P. AND SUBSIDIARIES
                        (A Delaware Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                                   (Unaudited)

A. ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, all of which were normal recurring accruals, necessary to present fairly the Registrant's consolidated balance sheets as of June 30, 2003 and December 31, 2002, and results of operations, changes in Registrant's equity (deficit) and cash flows for six-month periods ended June 30, 2003 and 2002. The results of operations for the three and six-month period ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2002.

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

As of June 30, 2003, the Registrant has one non-operational property held for sale. The Registrant entered into an Agreement to Sell and Purchase Real Estate ("Agreement") relating to the sale of its Crenshaw Creek facility for $1.1 million. The Registrant expects this transaction to close during the third quarter of fiscal 2003. It is the current intention of the General Partner to wind-up the affairs of the Registrant and cause its existence to be terminated. The winding-up process will entail disposing of the Registrant's remaining asset, paying the Registrant's debts and liabilities and, as required by the Partnership Agreement and applicable law, setting up any reserves which the General Partner may deem reasonably necessary for any contingent, conditional or unforeseen liabilities or obligations of the Registrant. To the extent that the Registrant has funds in excess of amounts necessary to satisfy its obligations and establish such reserves, such funds will be distributed to the partners. To the extent that reserves are not exhausted by future claims, the funds remaining in such reserves will be distributed to the partners after a period of time necessary to assure that all currently contingent, conditional or unforeseen liabilities or obligations of the Registrant have matured and been paid. Management believes there are no adjustments to the June 30, 2003, balances that would be needed if a liquidation basis of accounting had been adopted as of June 30, 2003.

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

                                              Six months ended
                                  June 30, 2003               June 30, 2002
                                  -------------               -------------

Administrative reimbursements     $       44,974              $       56,753
General partner fees                           -                         371
                                  --------------              --------------
                                  $       44,974              $       57,124
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

C. VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that Registrant evaluate whether an event or circumstance has occurred that would indicate that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists, then a write-down to fair value is recorded. Registrant performs such evaluations on an on-going basis. During the six months ended June 30, 2003, based on Registrant's evaluation of its sole remaining property, Registrant did not record any impairment.

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

All of the net proceeds of the offering were originally invested in 12 properties or used for working capital reserves. Registrant partially financed the acquisition of eight of its original properties with non-recourse debt. Four properties were initially unleveraged. As of June 30, 2003, eleven of the original twelve properties had either been sold or deeded back to the lender, leaving Registrant one unleveraged property, the Crenshaw facility. As of June 30, 2003, the Crenshaw facility is classified as an asset held for sale.

Potential sources of liquidity for Registrant include current holdings of cash and cash equivalents, collection of outstanding receivables on previously owned facilities which are fully reserved as of June 30, 2003, collection on defaulted rent and/or damage settlements related to leases in default, and a potential sale of the Registrant's remaining asset.

As of June 30, 2003, Registrant had cash and cash equivalents aggregating $93,500. The cash and cash equivalents will be used for working capital, emergency reserves, and future potential cash distributions.

Registrant's general policy is to maintain sufficient cash and cash equivalents to address continuing maintenance expenditures on its remaining asset. Future cash distributions will be dependent on the sale of its remaining asset. Cash and sale distributions of $306,123 and $3,111,816 were made for the six months ended June 30, 2003 and 2002 respectively. The Units are not publicly traded and as a result the liquidity of each Limited Partner's individual investment is limited.

Results of Operations

Discussion of Three Months and Six Months Ended June 30, 2003

Rental revenues for the six months ended June 30, 2003 decreased $37,071 from the comparable six months ended June 30, 2002, due to the sale of the Hearthstone and Trinity Hills facilities during the six months ended June 30, 2002. Interest income for the six months ended June 30, 2003 decreased $20,462 from the six months ended June 30, 2002 primarily due to decreasing cash available for investment. Other income of $63,498 was received during the six months ended June 30, 2002 due to payment of an administrative claim on the Cambridge facility. A gain of $2,283,193 was recognized for the six months ended June 30, 2002 due to the sale of the Hearthstone and Trinity Hills facilities.

Depreciation for the six months ended June 30, 2003, decreased $13,431 from the comparable 2002 period due to the sale of the Hearthstone and Trinity Hills facilities. Administrative expenses decreased $46,392 for the six months ended June 30, 2003 in comparison to 2002 primarily due to decreased taxes. Bad debt recoveries of $3,514 for the six months ended June 30, 2002 is related to account receivable collections from the Cambridge property. Interest expense for the six months ended June 30, 2003 decreased to $0 from the comparable 2002 period, due to the sale of the Hearthstone facility and retirement of its related mortgage.

For the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, Registrant's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 2003 operating expenses versus second quarter 2002 reflects the same variances as discussed above.

Cash and cash equivalents as of June 30, 2003 decreased by $549,993 from the balance at December 31, 2002. Cash flows decreased by $1,497,268 for the six months ended June 30, 2003 in comparison to the six months ended June 30, 2002 primarily due to cash proceeds from the sale of the Hearthstone and Trinity Hills facilities and cash distributions incurred during the six months ended June 30, 2002. Accounts payable and accrued expenses increased $20,851 at June 30, 2003, from the balance at December 31, 2002 primarily due to increased accrued taxes and overhead charges.

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

Due to low occupancy, HealthSouth closed the Crenshaw Creek facility in May 2000. HealthSouth continued to make full lease payments under the terms of the master lease on a timely basis through the end of the lease term. HealthSouth transferred the Crenshaw Creek facility to the Registrant by the end of its lease term and the facility is held for sale as of June 30, 2003. The Registrant entered into an Agreement to sell the Crenshaw Creek facility for $1.1 million. The Registrant expects this transaction to close during the third quarter of fiscal 2003.


Hearthstone and Trinity Hills Facilities

The Hearthstone lease expired on November 7, 2000. The lessee and the Registrant attempted to negotiate an extension of the lease, but were unsuccessful in doing so. On January 18, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The Hearthstone lessee did not pay its April 2001 rent to the Registrant. Registrant negotiated with an unaffiliated operator to take over the lease, effective May 1, 2001 for a five-year term through April 30, 2006. The Hearthstone facility was subsequently sold and the lease terminated on January 1, 2002 for $4,000,000, resulting in a gain on sale of $1,777,113 and net cash proceeds of $2,641,003 after payment of settlement costs. Registrant received notice from the original lessee (who had filed for Chapter 11 bankruptcy) of a potential claim against Registrant regarding ownership of the furniture, fixtures and equipment at the Hearthstone facility. The Registrant has been released from this claim. The Trinity Hills lease expired on June 30, 2000, however, the lessee continued to lease the facility on a month-to-month basis. On February 2, 2000, the parent company of the lessee filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The lessee was current on its rent and lease participation payments through December 31, 2001. Registrant negotiated with an unaffiliated operator to take over the lease effective January 1, 2002 for a five-year term through December 2006, with an option to purchase held by the lessee The Trinity Hills facility was subsequently sold to the lessee on February 28, 2002 for $1,800,000, resulting in a gain of $506,080 and net cash proceeds of $1,747,323 after payment of settlement costs.


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


Item 4. Controls and Procedures

The Registrant's General Partner, including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) have concluded in their judgment that, as of the end of the period covered by this quarterly report on Form 10-Q, the Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Registrant and its subsidiaries would be made known to them.

There were no significant changes in the Registrant's internal controls or, to the General Partner's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the date of evaluation.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

           (A)    Exhibit:

                    31.1 Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002

                    32.1 Certification pursuant to Section 906 of the Sarbanes -
                         Oxley Act of 2002

(B) Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HEALTHCARE PROPERTIES, L.P.

By:      CAPITAL REALTY GROUP SENIOR HOUSING, INC.
          General Partner



By:      /s/ Robert Lankford
         --------------------------------
         Robert Lankford
         President (duly authorized officer and principal financial officer)
Date:    August 14, 2003